Form 10-Q
period 1996-04-27
GADZOOKS INC
filed 1996-06-11
CIK 924140

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

- -------------------------------------------------------------------------------


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 27, 1996

                                     OR

(  )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      SECURITIES EXCHANGE ACTION OF 1934

                        COMMISSION FILE NUMBER  0-26732

                                GADZOOKS, INC.
- -------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                  TEXAS                                74-2261048
- -------------------------------------------------------------------------------
     (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION
     INCORPORATION OR ORGANIZATION)                        NUMBER)

     4801 SPRING VALLEY ROAD
     SUITE 108B
     DALLAS, TX                                               75244
- -------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   214-991-5500
                                                         -----------------

- -------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
     for the past 90 days.  Yes (  X  )    No  ( ___ )

     The number of shares outstanding of the registrant's common stock is 8,510,547 (as of June 6, 1996, including shares issued on May 30, 1996 in connection with the 3 for 2 stock split in the form of a stock dividend to holders of record on May 16, 1996).

                                 GADZOOKS, INC.

                                   FORM 10-Q

                      For the Quarter Ended April 27, 1996

                                     INDEX


                                                                       PAGE

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Balance Sheets as of April 27, 1996             3
              and January 27, 1996

              Condensed Statements of Operations for the                4
              First Quarter Ended April 27, 1996 and
              April 29, 1995

              Condensed Statements of Cash Flows for the                5
              First Quarter Ended April 27, 1996 and
              April 29, 1995

              Notes to Financial Statements                             6

     Item 2.  Management's Discussion and Analysis                    7 - 9
              of Financial Condition and Results
              of Operations

PART II.      OTHER INFORMATION                                         9

SIGNATURE PAGE                                                         10

PART I - FINANCIAL INFORMATION

GADZOOKS, INC.
CONDENSED BALANCE SHEETS

(In thousands)
(Unaudited)

                                                    APRIL 27,     JANUARY 27,
                                                       1996          1996
                                                   -----------    -----------
ASSETS
- ------
Current assets:
  Cash and cash equivalents                           $17,927       $13,733
  Accounts receivable                                   1,831           491
  Inventory                                            20,311        18,707
  Other current assets                                   734          1,161
                                                      -------       -------
                                                       40,803        34,092
                                                      -------       -------

Leaseholds, fixtures and equipment, net                13,270        11,519
                                                      -------       -------

                                                      $54,073       $45,611
                                                      =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                                    $ 8,279       $ 8,495
  Accrued expenses & other current liabilities          3,428         3,775
  Income taxes payable                                    630         1,321
  Current portion of long-term obligations                 --           133
                                                      -------       -------
                                                       12,337        13,724
                                                      -------       -------

Accrued rent & other long-term obligation               1,156         1,122

Shareholders' equity:
  Common stock                                             85            78
  Additional paid-in capital                           38,512        29,442
  Retained earnings                                     1,983         1,245
                                                      -------       -------
                                                       40,580        30,765
                                                      -------       -------
                                                      $54,073       $45,611
                                                      =======       =======


   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

                                                      FIRST QUARTER ENDED
                                                  ---------------------------
                                                    APRIL 27,      APRIL 29,
                                                      1995           1995
                                                    -------        -------
Net Sales                                           $23,486        $15,999
Cost of goods sold including buying,
  distribution and occupancy costs                   16,539         11,436
                                                    -------        -------

    Gross Profit                                      6,947          4,563

Selling, general and administrative expenses          5,986          4,108
                                                    -------        -------

    Operating Income                                    961            455

Interest income (expense), net                          229            (81)
                                                    -------        -------

    Income before income taxes                        1,190            374

Provision for income taxes                              452            143
                                                    -------        -------

    Net income                                      $   738        $   231
                                                    -------        -------


Net income per common and common
    equivalent share                                $  0.08        $  0.04
                                                    =======        =======
Weighted average common and common
    equivalent shares outstanding                     9,030          6,075
                                                    =======        =======



   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

                                                         FIRST QUARTER ENDED
                                                      ------------------------
                                                      APRIL 27,    APRIL 29,
                                                         1996        1995
                                                       -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES :

Net income                                             $   738      $   231
Adjustments to reconcile net income to cash
  provided by operating activities :
  Depreciation                                             479          309
  Changes to operating assets and liabilities           (3,825)      (1,340)
                                                       -------      -------
NET CASH USED IN OPERATING ACTIVITIES                   (2,608)        (800)
                                                       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES :
  Capital expenditures, net                             (2,230)      (1,423)
                                                       -------      -------
NET CASH USED IN INVESTING ACTIVITIES                   (2,230)      (1,423)
                                                       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES :
  Proceeds from line of credit, net                         --         2,585

  Payments on long-term obligations                        (45)        (247)
  Issuance of common stock, net                          8,952           --
  Tax benefit from exercise of stock options               125           --
                                                       -------      -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                9,032        2,338
                                                       -------      -------
  Net increase in cash and cash equivalents              4,194          115

  Cash and cash equivalents at beginning of period      13,733          321
                                                       -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $17,927      $   436
                                                       =======      =======


   The accompanying notes are an integral part of these financial statements.

                                 GADZOOKS, INC.
NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 27, 1996 and April 29, 1995, and the results of operations and cash flows for the three months then ended. The results of operations for the first quarter ended April 27, 1996 and April 29, 1995 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet as of January 27, 1996 is derived from audited financial statements. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Report to Shareholders for the year ended January 27,1996.

2.    COMMON STOCK OFFERING

      On January 31, 1996, the Company completed a secondary offering of 600,000 shares of its common stock, while an additional 1,987,500 shares were sold by other selling shareholders (after giving effect to the stock split described in Note 3). The Company's portion of the net proceeds after deducting expenses associated with the offering of $9.0 million will be used to finance new store openings, store remodelings, and for other general corporate purposes.

3.    STOCK SPLIT

      On May 1, 1996, the Board of Directors declared a three-for-two split of the Company's common stock in the form of a 50 percent stock dividend. The stock split was payable on May 30, 1996 to holders of record on May 16, 1996, and has been given retroactive effect in these financial statements.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


GENERAL

Gadzooks is a rapidly growing, mall-based specialty retailer of casual apparel and related accessories for young men and women principally between
the ages of 13 and 19.   The Company opened its first store in 1983, and
had 146 stores in operation at April 27, 1996, located in 22 states throughout the Southwestern, Midwestern, and Southeastern regions of the United States.

The Company accelerated its expansion program in late fiscal 1992 and opened 10 new stores in the second six months of that fiscal year, followed by 23 new stores in fiscal 1993, 26 new stores in fiscal 1994, and 39 new stores in fiscal 1995. The Company has opened 20 new stores since the beginning of fiscal 1996.

The Company's business is subject to seasonal influences with slightly higher sales during the Christmas holiday, back-to-school, and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.

RESULTS OF OPERATIONS

First Quarter Ended April 27, 1996 Compared to First Quarter Ended April
29,1995

Net sales increased approximately $7.5 million, or 46.8 percent to $23,486,000 during the first quarter of fiscal 1996 from $15,999,000 during the comparable quarter of fiscal 1995. Comparable store sales increased
7.3 percent for the first quarter of fiscal 1996. The balance of the sales increase was attributable to new stores not yet included in the comparable store sales base. A store becomes comparable after it has been open for 14 full fiscal months.

Gross profit increased approximately $2.4 million to $6,947,000 during the first quarter of fiscal 1996 from $4,563,000 during the comparable quarter of fiscal 1995. As a percentage of net sales, gross profit increased to
29.6 percent compared to 28.5 percent in the comparable quarter of last year. The Company's merchandise margin was substantially higher than in the prior year's quarter due to fewer price-based promotional activities during the first quarter of fiscal 1996. The Company entered the first quarter of 1996 with less fall and winter markdown merchandise to clear from its store system than in the prior year primarily due to strong sales during the 1995 Christmas holiday season. Store occupancy costs, included in cost of goods sold, increased slightly as a percentage of sales as a result of the large number of new stores opened in recent periods, but was offset by a reduction in buying and distribution costs as a percentage of sales, as a result of the Company's larger store base.

Selling, general and administrative expenses increased approximately $1.9 million to $5,986,000 during the first quarter of 1996 from $4,108,000 during the comparable quarter of fiscal 1995. As a percentage of net sales, selling, general and administrative expenses decreased to 25.5 percent of sales during the first quarter of fiscal 1996 from 25.7 percent of sales during the comparable quarter of last year. The decrease as a percentage of net sales was due to leveraging of certain store expenses as a percentage of sales as a result of the comparable store sales increases achieved during the quarter, and to a slight reduction in corporate overhead as a percentage of sales due to leverage achieved through the Company's larger store base.

Operating income increased approximately $0.5 million to $961,000 during the first quarter of fiscal 1996 from $455,000 during the comparable quarter of last year. As a percentage of net sales, operating income increased to 4.1 percent of sales from 2.8 percent of sales during the comparable quarter of last year.

Net interest income increased approximately $0.3 million to $229,000 during the first quarter of fiscal 1996 from $81,000 net interest expense in the comparable period of last year. The Company's interest income increased due to temporary investments of cash available from the two public stock offerings completed in October, 1995 and January, 1996.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations and proceeds of its initial public offering completed in October, 1995, and a secondary public offering completed in January, 1996.

Cash Flows. At April 27, 1996, cash and cash equivalents were $17.9 million, an increase of $4.2 million since January 27, 1996. Sources of cash for the first quarter of fiscal 1996 were primarily proceeds from the issuance of common stock of $9.0 million and net cash from operations of $1.2 million. The primary uses of cash were increased inventory levels of $1.6 million, reductions in liabilities of $1.4 million, increases in other assets of $.08 million, and capital expenditures of $2.2 million. The Company opened 20 new stores during the first quarter of 1996 as compared with 11 new stores in the sames period of the prior year.

Credit Facility. The Company currently has a loan agreement with First Interstate Bank of Texas, N.A., Dallas, Texas, which provides for a revolving line of credit of $7.0 million. Amounts borrowed under the Revolving Line bear interest at the bank's prime rate minus 0.65 percent. The Company must also pay a commitment fee of 0.35 percent per annum on the unused portion of the revolving line. As of April 27, 1996, no amounts were outstanding under the revolving line. The Revolving Line also provides for the issuance of letters of credit that are generally used in certain circumstances in connection with merchandise purchases. As of June 10, 1996, letters of credit in the amount of $1.4 million were issued and outstanding.

Capital Expenditures. The Company anticipates opening approximately 30 new stores during the remaining quarters of fiscal 1996. The Company estimates that its average capital expenditures to open a new store, including leasehold improvements and furniture and fixtures, will be approximately $155,000 (approximately $100,000 net of all landlord allowances). The cost of initial inventory for a new store is approximately $100,000; however, the immediate cash requirement for inventory is partially financed through the Company's payment terms with its vendors. Pre-opening costs range from $8,000 to $10,000 for travel, hiring and training, and other miscellaneous costs associated with the setup of a new store prior to its opening for business. Pre-opening costs are expensed in the period of which the store opens.





PART II - OTHER INFORMATION

Items 1-6 are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GADZOOKS, INC.
                                        (Registrant)




DATE:  June 10, 1996                    By:  /s/ MONTY R. STANDIFER
                                             -------------------------------
                                               Monty R. Standifer
                                               Senior Vice President and
                                               Chief Financial Officer

                                 Exhibit Index



Exhibit
- -------
  27         Financial Data Schedule