Form 10-Q/A
period 1996-04-27
GADZOOKS INC
filed 1996-06-12
CIK 924140

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

- -------------------------------------------------------------------------------
                                    10-Q/A
                                AMENDMENT NO.1

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

                                   FORM 10-Q/A

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

GADZOOKS, INC.
CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

                                                      FIRST QUARTER ENDED
                                                  ---------------------------
                                                    APRIL 27,      APRIL 29,
                                                      1996           1995
                                                    -------        -------
Net Sales                                           $23,486        $15,999
Cost of goods sold including buying,
  distribution and occupancy costs                   16,539         11,436
                                                    -------        -------

    Gross Profit                                      6,947          4,563

Selling, general and administrative expenses          5,986          4,108
                                                    -------        -------

    Operating Income                                    961            455

Interest income (expense), net                          229            (81)
                                                    -------        -------

    Income before income taxes                        1,190            374

Provision for income taxes                              452            143
                                                    -------        -------

    Net income                                      $   738        $   231
                                                    -------        -------


Net income per common and common
    equivalent share                                $  0.08        $  0.04
                                                    =======        =======
Weighted average common and common
    equivalent shares outstanding                     9,030          6,075
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

Cash Flows. At April 27, 1996, cash and cash equivalents were $17.9 million, an increase of $4.2 million since January 27, 1996. Sources of cash for the first quarter of fiscal 1996 were primarily proceeds from the issuance of common stock of $9.0 million and net cash from operations of $1.2 million. The primary uses of cash were increased inventory levels of $1.6 million, reductions in liabilities of $1.4 million, increases in other assets of $0.8 million, and capital expenditures of $2.2 million. The Company opened 20 new stores during the first quarter of 1996 as compared with 11 new stores in the sames period of the prior year.

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