Form 10-Q
period 1996-07-27
GADZOOKS INC
filed 1996-09-06
CIK 924140

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

- --------------------------------------------------------------------------------

     (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 27, 1996

                                       OR

     ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                        SECURITIES EXCHANGE ACTION OF 1934

                        COMMISSION FILE NUMBER  0-26732
                                                -------

                                GADZOOKS, INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          TEXAS                                           74-2261048
- --------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                              NUMBER)

         4801 SPRING VALLEY ROAD
         SUITE 108B
         DALLAS, TX                                          75244
- --------------------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    214-991-5500


- --------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
         days.  Yes (  X  )    No  (     )
                     -----          -----

         As of August 26, 1996, the number of shares outstanding of the registrant's common stock is 8,600,302.

                                 GADZOOKS, INC.

                                   FORM 10-Q

                      For the Quarter Ended July 27, 1996

                                     INDEX


                                                                     PAGE
                                                                     ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Balance Sheets as of July 27, 1996          3
                 and January 27, 1996

                 Condensed Statements of Operations for the            4
                 Second Quarter and Six Months Ended
                 July 27, 1996 and July 29, 1995

                 Condensed Statements of Cash Flows for the            5
                 Six Months Ended July 27, 1996 and
                 July 29, 1995

                 Notes to Financial Statements                         6

         Item 2. Management's Discussion and Analysis                7 - 9
                 of Financial Condition and Results
                 of Operations

PART II. OTHER INFORMATION                                            10

SIGNATURE PAGE                                                        11

PART I - FINANCIAL INFORMATION

GADZOOKS, INC.
CONDENSED BALANCE SHEETS
- --------------------------------------------------------------------------------
(In thousands)
(Unaudited)

                                                    JULY 27,      JANUARY 27,
                                                      1996           1996
                                                  -----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                      $    17,233     $    13,733
   Accounts receivable                                  1,931             491
   Inventory                                           21,415          18,707
   Other current assets                                   828           1,161
                                                  -----------     -----------
                                                       41,407          34,092
                                                  -----------     -----------
Leaseholds, fixtures and equipment, net                14,312          11,519
                                                  -----------     -----------
                                                  $    55,719     $    45,611
                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $     7,850     $     8,495
   Accrued expenses & other current liabilities         3,656           3,775
   Income taxes payable                                   424           1,321
   Current portion of long-term obligations                --             133
                                                  -----------     -----------
                                                       11,930          13,724
                                                  -----------     -----------

Accrued rent & other long-term obligations              1,238           1,122

Shareholders' equity:
   Common stock                                            85              78
   Additional paid-in capital                          38,836          29,442
   Retained earnings                                    3,630           1,245
                                                  -----------     -----------
                                                       42,551          30,765
                                                  -----------     -----------
                                                  $    55,719     $    45,611
                                                  ===========     ===========





   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------
(In thousands, except per share data)
(Unaudited)

                                                        SECOND QUARTER ENDED         SIX MONTHS ENDED
                                                     --------------------------    ---------------------
                                                     JULY 27,         JULY 29,     JULY 27,     JULY 29,
                                                       1996             1995         1996         1995
                                                     --------         ---------    ---------    --------
Net Sales                                            $ 28,504         $  18,408    $  51,990    $ 34,407

Cost of goods sold including buying,
   distribution and occupancy costs                    19,634            12,789       36,173      24,225
                                                     --------         ---------    ---------    --------
     Gross Profit                                       8,870             5,619       15,817      10,182

Selling, general and
   administrative expenses                              6,423             4,339       12,409       8,448
                                                     --------         ---------    ---------    --------
Operating Income                                        2,447             1,280        3,408       1,734

Interest income (expense), net                            168              (159)         397        (239)
                                                     --------         ---------    ---------    --------
Income before income taxes                              2,615             1,121        3,805       1,495

Provision for income taxes                                968               425        1,420         568
                                                     --------         ---------    ---------    --------
Net income                                           $  1,647         $     696    $   2,385    $    927
                                                     --------         ---------    ---------    --------
Net income per common and
   common equivalent share                           $   0.18         $    0.11    $    0.26    $   0.15
                                                     ========         =========    =========    ========
Weighted average common and
   common equivalent shares outstanding                 9,116             6,064        9,074       6,064
                                                     ========         =========    =========    ========





  The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
(In thousands)
(Unaudited)

                                                               SIX MONTHS ENDED
                                                            ---------------------
                                                             JULY 27,    JULY 29,
                                                              1996         1995
                                                            ---------    --------
Cash flows from operating activities:
   Net Income                                               $   2,385    $    927
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                              1,006         645
      Changes in operating assets and liabilities              (5,089)     (1,860)
                                                            ---------    --------
          Net cash used in operating activities                (1,698)       (288)
                                                            ---------    --------
Cash flows from investing activities:
   Capital expenditures, net                                   (3,799)     (2,942)
                                                            ---------    --------
          Net cash used in investing activities                (3,799)     (2,942)
                                                            ---------    --------
Cash flows from financing activities:
   Proceeds from line of credit, net                               --       2,275
   Payments on long-term obligations                              (45)       (519)
   Proceeds from term note                                         --       1,572
   Issuance of common stock, net                                9,041         143
                                                            ---------    --------
          Net cash provided by financing activities             8,996       3,471
                                                            ---------    --------
Net increase in cash and cash equivalents                       3,499         241

Cash and cash equivalents at beginning of period               13,733         321
                                                            ---------    --------
Cash and cash equivalents at end of period                  $  17,232    $    562
                                                            =========    ========





  The accompanying notes are an integral part of these financial statements.

                                 GADZOOKS, INC.


NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
(UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 27, 1996 and July 29, 1995, and the results of operations and cash flows for the interim periods presented. The results of operations for the second quarter ended July 27, 1996 and July 29, 1995 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet as of January 27, 1996 is derived from audited financial statements. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Report to Shareholders for the year ended January 27,1996.

2.       COMMON STOCK OFFERING

         On January 31, 1996, the Company completed a secondary offering of 600,000 shares of its common stock, while an additional 1,987,500 shares were sold by selling shareholders (after giving effect to the stock split described in Note 3). The Company's portion of the net proceeds, after deducting expenses associated with the offering, totaled $9.0 million and will be used to finance new store openings, store remodelings, and for other general corporate purposes.

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

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


GENERAL

Gadzooks is a rapidly growing, mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of
13 and 19.   The Company opened its first store in 1983, and had 160 stores in operation at July 27, 1996, located in 23 states throughout the Southwestern, Midwestern, and Southeastern regions of the United States.

The Company accelerated its expansion program in late fiscal 1992 and opened 10 new stores in the second six months of that fiscal year, followed by 23 new stores in fiscal 1993, 26 new stores in fiscal 1994, and 39 new stores in fiscal 1995. The Company has opened 34 new stores since the beginning of fiscal 1996.

The Company's business is subject to seasonal influences with slightly higher sales during the Christmas holiday, back- to-school, and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.

RESULTS OF OPERATIONS

Second Quarter Ended July 27, 1996 Compared to Second Quarter Ended
July 29, 1995

Net sales increased approximately $10.1 million, or 54.8 percent to $28,504,000 during the second quarter of fiscal 1996 from $18,408,000 during the comparable quarter of fiscal 1995. Comparable store sales increased 8.6 percent for the second quarter of fiscal 1996. The balance of the sales increase was attributable to new stores not yet included in the comparable store sales base. A store becomes comparable after it has been open for 14 full fiscal months.

Gross profit increased approximately $3.3 million to $8,870,000 during the second quarter of fiscal 1996 from $5,619,000 during the comparable quarter of fiscal 1995. As a percentage of net sales, gross profit increased to 31.1 percent compared to 30.5 percent in the comparable quarter of last year. The Company's merchandise margin was higher in the current quarter due to additional markdowns taken in certain merchandise categories in the prior year's quarter as part of a plan implemented to eliminate these stock-keeping units. Additionally, in the prior year, the Company decided to close its two outlet stores resulting in markdowns being taken during the second quarter on end-of-season and slow- moving merchandise, which was previously sold through the outlets over a longer period of time. Store occupancy costs, included in cost of goods sold, increased slightly as a percentage of sales as a result of the large number of new stores opened in recent periods, but was offset by a reduction in buying and distribution costs as a percentage of sales, as a result of the Company's larger store base.

Selling, general and administrative expenses increased approximately $2.1 million to $6,423,000 during the second quarter of 1996 from $4,339,000 during the comparable quarter of fiscal 1995. The increase was primarily due to the increase in the number of stores to 160 stores at the end of the second quarter of fiscal 1996 from 111 at the end of the comparable period last year. As a percentage of net sales, selling, general and administrative expenses decreased to 22.5 percent of sales during the second quarter of fiscal 1996 from 23.6 percent of sales during the comparable quarter of last year. The decrease as a percentage of net sales was due to leveraging of certain store expenses as a percentage of sales as a result of the comparable store sales increases achieved during the quarter.

Operating income increased approximately $1.2 million to $2,447,000, during the second quarter of fiscal 1996 from $1,280,000 during the comparable quarter of last year. As a percentage of net sales, operating income increased to 8.6 percent of sales from 7.0 percent of sales during the comparable quarter of last year.

Net interest income increased approximately $0.3 million to $168,000 during the second quarter of fiscal 1996 from $159,000 net interest expense in the comparable period of last year. The Company's interest income increased due to temporary investments of cash available from the two public stock offerings completed in October, 1995 and January, 1996.

Six Months Ended July 27, 1996 Compared to Six Months Ended July 29, 1995

Net sales increased approximately $17.6 million, or 51.1 percent to $51,990,000 during the first six months of fiscal 1996 from $34,407,000 during the comparable period of fiscal 1995. Comparable store sales increased 8.0 percent for the first six months of fiscal 1996. The balance of the sales increase was attributable to new stores not yet included in the comparable store sales base. A store becomes comparable after it has been open for 14 full fiscal months.

Gross profit increased approximately $5.6 million to $15,817,000 during the first six months of fiscal 1996 from $10,182,000 during the comparable period of fiscal 1995. As a percentage of net sales, gross profit increased to 30.4 percent compared to 29.6 percent in the comparable period of last year. The Company's merchandise margin for the first six months of fiscal 1996 was higher than the prior year's margin due to fewer price-based promotional activities during fiscal 1996. The Company began fiscal 1996 with less markdown merchandise to clear from its store system after the 1995 Christmas holiday season. Additionally, the first six months of 1995 had lower merchandise margins due to editing certain merchandise categories and closing the Company's two outlet stores. Store occupancy costs, included in cost of goods sold, increased slightly as a percentage of sales as a result of opening 34 new stores during the first six months of fiscal 1996 as compared to opening 21 stores during the comparable period of fiscal 1995. The increase in store occupancy costs was offset by a reduction in buying and distribution costs as a percentage of sales, as a result of the Company's larger store base.

Selling, general and administrative expenses increased approximately $4.0 million to $12,409,000 during the first six months of 1996 from $8,447,000 during the comparable period of fiscal 1995. The increase was primarily due to the increase in the number of stores to 160 stores at the end of the second quarter of fiscal 1996 from 111 at the end of the comparable period last year. As a percentage of net sales, selling, general and administrative expenses decreased to 23.9 percent of sales during the first six months of fiscal 1996 from 24.6 of sales during the comparable period of last year. The decrease as a percentage of net sales was due to leveraging of certain store expenses as a percentage of sales as a result of the comparable store sales increases achieved during the six months.

Operating income increased approximately $1.7 million to $3,408,000 during the first six months of fiscal 1996 from $1,734,000 during the comparable period of last year. As a percentage of net sales, operating income increased to 6.6 percent of sales from 5.0 percent of sales during the comparable six months of last year.

Net interest income increased approximately $0.6 million to $397,000 during the first six months of fiscal 1996 from $239,000 net interest expense in the comparable period of last year. The Company's interest income increased due to temporary investments of cash available from the two public stock offerings completed in October, 1995 and January, 1996.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations and from proceeds of its initial public offering completed in October, 1995, and a secondary public offering completed in January, 1996.

Cash Flows. At July 27, 1996, cash and cash equivalents were $17.2 million, an increase of $3.5 million since January 27, 1996. Sources of cash for the first six months of fiscal 1996 were primarily proceeds from the issuance of common stock of $9.0 million and net cash from operations of $3.4 million. The primary uses of cash were increased inventory levels of $2.7 million, reductions in liabilities of $1.3 million, increases in other assets of $1.1 million, and capital expenditures of $3.8 million. The Company opened 14 new stores during the second quarter of 1996 as compared with 10 new stores in the same period of the prior year.

Credit Facility. The Company currently has a loan agreement with a bank that provides a revolving line of credit of $7.0 million. Amounts borrowed under the Revolving Line bear interest at the bank's prime rate minus 0.65 percent. The Company pays a commitment fee of 0.35 percent per annum on the unused portion of the revolving line. As of July 27, 1996, no amounts were outstanding under the revolving line. The Revolving Line credit facility is subject to certain financial covenants and conditions with which the Company was in compliance as of July 27, 1996.

Capital Expenditures. The Company anticipates opening approximately 23 new stores during the remaining quarters of fiscal 1996. The Company estimates that its average capital expenditures to open a new store, including leasehold improvements and furniture and fixtures, will be approximately $155,000 (approximately $100,000 net of all landlord allowances). The cost of initial inventory for a new store is approximately $100,000; however, the immediate cash requirement for inventory is partially financed through the Company's payment terms with its vendors. After a store has been constructed, pre-opening costs range from $8,000 to $10,000 for travel, hiring and training, and other miscellaneous costs associated with the setup of a new store prior to its opening for business. Pre-opening costs are expensed in the period when the store opens.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. These forward-looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1996.


PART II - OTHER INFORMATION

Items 1-6 are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GADZOOKS, INC.
                                                    (Registrant)




DATE:  September 6, 1996                By: /s/ MONTY R. STANDIFER
                                            ------------------------------------
                                            Monty R. Standifer
                                            Senior Vice President and
                                            Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------

  27                    Financial Data Schedule