Form 10-Q/A
period 1996-07-27
GADZOOKS INC
filed 1996-11-26
CIK 924140

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
--------------------------------------------------------------------------------

                                 FORM 10-Q/A-1
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 27, 1996

                                       OR

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       SECURITIES EXCHANGE ACTION OF 1934

                        COMMISSION FILE NUMBER  0-26732
                                                -------

                                 GADZOOKS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               TEXAS                                     74-2261048
--------------------------------------------------------------------------------
   (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION OR ORGANIZATION)                          NUMBER)


       4801 SPRING VALLEY ROAD
       SUITE 108B
       DALLAS, TX                                                75244
--------------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    972-991-5500
                                                   --------------------


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

   As of August 26, 1996, the number of shares outstanding of the registrant's common stock is 8,561,186.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GADZOOKS, INC.
                                               (Registrant)


DATE:  November 26, 1996                By: /s/ GERALD R. SZCZEPANSKI
                                            ---------------------------
                                                Gerald R. Szczepanski
                                                Chairman of the Board,
                                                President, and
                                                Chief Executive Officer