Form 10-Q
period 1996-10-26
GADZOOKS INC
filed 1996-11-26
CIK 924140

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 26, 1996

                                       OR

(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       SECURITIES EXCHANGE ACTION OF 1934


                        COMMISSION FILE NUMBER  0-26732
                                                -------

                                GADZOOKS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 TEXAS                               74-2261048
--------------------------------------------------------------------------------
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION OR ORGANIZATION)                        NUMBER)

        4801 SPRING VALLEY ROAD
              SUITE 108B
              DALLAS, TX                                  75244
--------------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)



     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     972-991-5500
                                                        ----------------------


--------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)

  Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.  Yes (  X  )    No  (     )
                                           -----          -----

  As of November 19, 1996, the number of shares outstanding of the registrant's common stock is 8,582,927.

                                 GADZOOKS, INC.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 26, 1996

                                     INDEX


                                                                             PAGE
                                                                             ----



PART I.  FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Condensed Balance Sheets as of October 26, 1996             3
                 and January 27, 1996

                 Condensed Statements of Operations for the                  4
                 Third Quarter and Nine Months Ended
                 October 26, 1996 and October 28, 1995

                 Condensed Statements of Cash Flows for the                  5
                 Nine Months Ended October 26, 1996 and
                 October 28, 1995

                 Notes to Financial Statements                               6

      Item 2.    Management's Discussion and Analysis                       7-10
                 of Financial Condition and Results
                 of Operations

PART II.         OTHER INFORMATION                                          10



SIGNATURE PAGE                                                              11

PART I - FINANCIAL INFORMATION

GADZOOKS, INC.
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)

                                                                                    OCTOBER 26,                  JANUARY 27,
                                                                                       1996                         1996
                                                                                    -----------                  -----------
ASSETS
------
Current assets:
         Cash and cash equivalents                                                  $   10,818                   $   13,733
         Short-term investments                                                          7,759                          ---
         Accounts receivable                                                             1,673                          491
         Inventory                                                                      25,458                       18,707
         Other current assets                                                            2,512                        1,161
                                                                                    ----------                   ----------
                                                                                        48,220                       34,092
                                                                                    ----------                   ----------
Leasehold, fixtures and equipment, net                                                  15,895                       11,519
                                                                                    ----------                   ----------
                                                                                    $   64,115                   $   45,611
                                                                                    ==========                   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Accounts payable                                                           $   13,143                   $    8,495
         Accrued expenses & other current liabilities                                    4,281                        3,775
         Income taxes payable                                                              ---                        1,321
         Current portion of long-term obligations                                          ---                          133
                                                                                    ----------                   ----------
                                                                                        17,424                       13,724
                                                                                    ----------                   ----------
Accrued rent & other long-term obligations                                               1,324                        1,122

Shareholders' equity:
         Common stock                                                                       86                           78
         Additional paid-in capital                                                     39,734                       29,442
         Retained earnings                                                               5,547                        1,245
                                                                                    ----------                   ----------
                                                                                        45,367                       30,765
                                                                                    ----------                   ----------
                                                                                    $   64,115                   $   45,611
                                                                                    ==========                   ==========

    The accompany notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(In thousands, except per share data)
(Unaudited)


                                                      THIRD QUARTER ENDED                              NINE MONTHS ENDED
                                               ------------------------------------             --------------------------------
                                               OCTOBER 26,             OCTOBER 28,              OCTOBER 26,          OCTOBER 28,
                                                  1996                    1995                     1996                 1995
                                               -----------             -----------              -----------          -----------
Net Sales                                      $    31,171             $    20,346              $   83,161           $   54,753

Cost of goods sold including buying,
   distribution and occupancy costs                 21,337                  14,074                  57,510               38,299
                                               -----------             -----------              ----------           ----------
      Gross Profit                                   9,834                   6,272                  25,651               16,454

Selling, general and
   administrative expenses                           7,045                   4,694                  19,454               13,142
                                               -----------             -----------              ----------           ----------
Operating Income                                     2,789                   1,578                   6,197                3,312

Interest income (expense), net                         254                    (66)                     650                (304)
                                               -----------             -----------              ----------           ----------
Income before income taxes                           3,043                   1,512                   6,847                3,008

Provision for income taxes                           1,125                     582                   2,545                1,151
                                               -----------             -----------              ----------           ----------
Net Income                                     $     1,918             $       930              $    4,302           $    1,857
                                               ===========             ===========              ==========           ==========
Net income per common and
   common equivalent share                     $      0.21             $      0.14              $     0.47           $     0.29
                                               ===========             ===========              ==========           ==========
Weighted average common and
   common equivalent shares outstanding              9,119                   6,860                   9,090                6,467
                                               ===========             ===========              ==========           ==========


   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)


                                                                                               NINE MONTHS ENDED
                                                                                 -------------------------------------------
                                                                                 OCTOBER 26,                   OCTOBER 28,
                                                                                    1996                           1995
                                                                                ------------                   -----------
Cash flows from operating activities:

Net Income                                                                       $    4,302                    $      1,857
Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation                                                                 1,580                           1,020
         Changes in operating assets and liabilities                                 (4,129)                         (3,148)
                                                                                 ----------                    ------------
           Net cash provided by (used in) operating activities                        1,753                            (271)
                                                                                 ----------                    ------------
Cash flows from investing activities:
         Capital expenditures, net                                                   (5,956)                         (4,354)
         Purchases of short-term investments, net                                    (7,759)                            ---
                                                                                 ----------                    ------------
           Net cash used in investing activities                                    (13,715)                         (4,354)
                                                                                 ----------                    ------------
Cash flows from financing activities:
         Payments on long-term obligations                                              (45)                         (4,386)
         Proceeds from term note                                                        ---                           1,572
         Issuance of common stock, net                                                9,092                          20,104
         Payment of accrued preferred stock dividends                                   ---                          (2,126)
                                                                                 ----------                    ------------
           Net cash provided by financing activities                                  9,047                          15,164
                                                                                 ----------                    ------------
Net increase (decrease) in cash and cash equivalents                                 (2,915)                         10,539
Cash and cash equivalents at beginning of period                                     13,733                             321
                                                                                 ----------                    ------------
Cash and cash equivalents at end of period                                       $   10,818                    $     10,860
                                                                                 ==========                    ============


   The accompanying notes are an integral part of these financial statements.

                                 GADZOOKS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the third quarter ended October 26, 1996 and October 28, 1995 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet as of January 27, 1996 is derived from audited financial statements. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Report to Shareholders for the year ended January 27,1996.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

Gadzooks is a rapidly growing, mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of
13 and 19.   The Company opened its first store in 1983, and had 174 stores in operation at October 26, 1996, located in 24 states throughout the Southwestern, Midwestern, and Southeastern regions of the United States.

The Company accelerated its expansion program in late fiscal 1992 and opened 10 new stores in the second six months of that fiscal year, followed by 23 new stores in fiscal 1993, 26 new stores in fiscal 1994, and 39 new stores in fiscal 1995. As of October 26, 1996, the Company has opened 48 new stores since the beginning of fiscal 1996.

The Company's business is subject to seasonal influences with slightly higher sales during the Christmas holiday, back- to-school, and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.

RESULTS OF OPERATIONS

Third Quarter Ended October 26, 1996 Compared to Third Quarter Ended October 28, 1995

Net sales increased approximately $10.8 million, or 53.2 percent to $31,171,000 during the third quarter of fiscal 1996 from $20,346,000 during the comparable quarter of fiscal 1995. Comparable store sales increased 5.9 percent for the third quarter of fiscal 1996. The balance of the sales increase was attributable to new stores not yet included in the comparable store sales base. A store becomes comparable after it has been open for 14 full fiscal months.

Gross profit increased approximately $3.6 million to $9,834,000 during the third quarter of fiscal 1996 from $6,272,000 during the comparable quarter of fiscal 1995. As a percentage of net sales, gross profit increased to 31.5 percent compared to 30.8 percent in the comparable quarter of last year.
Buying and distribution costs decreased as a percentage of sales as a result of the Company's larger store base.

Selling, general and administrative expenses increased approximately $2.4 million to $7,045,000 during the third quarter of 1996 from $4,694,000 during the comparable quarter of fiscal 1995. The increase was primarily due to the increase in the number of stores to 174 stores at the end of the third quarter of fiscal 1996 from 115 at the end of the comparable period last year. As a percentage of net sales, selling, general and administrative expenses decreased to 22.6 percent of sales during the third quarter of fiscal 1996 from 23.1 percent of sales during the comparable quarter of last year. The decrease as a percentage of net sales was due to leveraging of certain store and corporate overhead expenses as a percentage of sales primarily as a result of the comparable store sales increases achieved during the quarter and the Company's larger store base.

Operating income increased approximately $1.2 million to $2,789,000, during the third quarter of fiscal 1996 from $1,578,000 during the comparable quarter of last year. As a percentage of net sales, operating income increased to 8.9 percent of sales from 7.8 percent of sales during the comparable quarter of last year.

Net interest income increased approximately $0.3 million to $254,000 during the third quarter of fiscal 1996 from $66,000 net interest expense in the comparable period of last year. The Company's interest income increased due to temporary investments of cash available from the two public stock offerings completed in October 1995 and January 1996.

Nine Months Ended October 26, 1996 Compared to Nine Months Ended October 28,
1995

Net sales increased approximately $28.4 million, or 51.9 percent to $83,161,000 during the first nine months of fiscal 1996 from $54,753,000 during the comparable period of fiscal 1995. Comparable store sales increased 7.2 percent for the first nine months of fiscal 1996. The balance of the sales increase was attributable to new stores not yet included in the comparable store sales base. A store becomes comparable after it has been open for 14 full fiscal months.

Gross profit increased approximately $9.2 million to $25,651,000 during the first nine months of fiscal 1996 from $16,454,000 during the comparable period of fiscal 1995. As a percentage of net sales, gross profit increased to 30.8 percent compared to 30.1 percent in the comparable period of last year. The Company's merchandise margin for the first nine months of fiscal 1996 was higher than the prior year's margin due to fewer price-based promotional activities during the first nine months of fiscal 1996. The Company began fiscal 1996 with less markdown merchandise to clear from its store system after the 1995 Christmas holiday season. Additionally, the first nine months of 1995 had lower merchandise margins due to editing certain merchandise categories and closing the Company's two outlet stores. Store occupancy costs, included in cost of goods sold, increased slightly as a percentage of sales as a result of opening 48 new stores during the first nine months of fiscal 1996 as compared to opening 28 stores during the comparable period of fiscal 1995. Although store occupancy costs increased as a percentage of sales, this increase was more than offset by decreased buying and distribution costs due to the Company's larger store base.

Selling, general and administrative expenses increased approximately $6.3 million to $19,454,000 during the first nine months of 1996 from $13,142,000 during the comparable period of fiscal 1995. The increase was primarily due to the increase in the number of stores to 174 stores at the end of the third quarter of fiscal 1996 from 115 at the end of the comparable period last year. As a percentage of net sales, selling, general and administrative expenses decreased to 23.4 percent of sales during the first nine months of fiscal 1996 from 24.0 percent of sales during the comparable period of last year. The decrease as a percentage of net sales was primarily due to leveraging of certain store and corporate overhead expenses as a percentage of sales as a result of the comparable store sales increases achieved during the nine months, and the Company's larger store base.

Operating income increased approximately $2.9 million to $6,197,000 during the first nine months of fiscal 1996 from $3,312,000 during the comparable period of last year. As a percentage of net sales, operating income increased to 7.5 percent of sales from 6.0 percent of sales during the comparable nine months of last year.

Net interest income increased approximately $1.0 million to $650,000 during the first nine months of fiscal 1996 from $304,000 net interest expense in the comparable period of last year. The Company's interest income increased due to temporary investments of cash available from the two public stock offerings completed in October 1995 and January 1996.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations and from proceeds of its initial public offering completed in October 1995 and a secondary public offering completed in January 1996.

Cash Flows. At October 26, 1996, cash and cash equivalents were $10.8 million, a decrease of $2.9 million since January 27, 1996. Sources of cash for the first nine months of fiscal 1996 were primarily proceeds from the issuance of common stock of $9.1 million, increase in liabilities of $5.2 million, and income before depreciation of $5.9 million. The primary uses of cash were increases in inventory levels of $6.8 million, in short-term investments of $7.8 million, in other assets of $1.3 million, in receivables of $1.2 million, and in capital expenditures of $6.0 million. The Company opened 48 new stores during the first nine months of 1996 as compared with 28 new stores in the same period of the prior year.

Credit Facility. The Company currently has a loan agreement with a bank that provides a revolving line of credit of $7.0 million. Amounts borrowed under the Revolving Line bear interest at the bank's prime rate minus 0.65 percent. The Company pays a commitment fee of 0.35 percent per annum on the unused portion of the revolving line. As of October 26, 1996, no amounts were outstanding under the revolving line. The Revolving Line credit facility is subject to certain financial covenants and conditions with which the Company was in compliance as of October 26, 1996.

Capital Expenditures. The Company anticipates opening approximately 9 new stores during the remaining quarter of fiscal 1996. The Company estimates that its average capital expenditures to open a new store, including leasehold improvements and furniture and fixtures, will be approximately $165,000 (approximately $100,000 net of all landlord allowances). The cost of initial inventory for a new store is approximately $100,000; however, the immediate cash requirement for inventory is partially financed through the Company's payment terms with its vendors. After a store has been constructed, pre-opening costs range from $8,000 to $10,000 for travel, hiring and training, and other miscellaneous costs associated with the setup of a new store prior to its opening for business. Pre-opening costs are expensed in the period when the store opens.

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


                                               GADZOOKS, INC.
                                                 (Registrant)




DATE:  November 26, 1996                  By:  /s/ MONTY R. STANDIFER
                                               -------------------------
                                               Monty R. Standifer
                                               Senior Vice President and
                                               Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
