Form 10-K405
period 1997-02-01
GADZOOKS INC
filed 1997-04-23
CIK 924140

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-26732

                                 GADZOOKS, INC.
             (Exact name of registrant as specified in its charter)

                   TEXAS                                            74-2261048
      (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                          Identification No.)
         4121 INTERNATIONAL PARKWAY                                   75007
             CARROLLTON, TEXAS                                      (Zip Code)
  (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (972) 307-5555

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                     -----------------------------------------
       Common Stock, $0.01 par value                          Nasdaq National Market

Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]       No
                                                            -----

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of the registrant on April 11, 1997 was approximately $279,829,872. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

     On April 11, 1997, the registrant had 8,598,697 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part II incorporates information by reference from the registrant's Annual Report to Shareholders for the fiscal year ended February 1, 1997, filed herewith as Exhibit 13.

     Part III incorporates information by reference from the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

     Gadzooks, Inc. (the "Company" or "Gadzooks") is a rapidly growing specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 13 and 19. The Company currently operates 196 stores in both metropolitan and middle markets in 25 states throughout the Mid-Atlantic, Midwest, Southeast and Southwest regions of the United States. The Company opened 57 new stores during fiscal 1996. In addition, the Company plans to open approximately 60 to 65 new stores in fiscal 1997, 13 of which have been opened as of April 1997.

     Management believes that current demographic trends provide the Company with the opportunity to continue its rapid store expansion program. According to the U.S. Census Bureau, there are approximately 25 million teenagers in the United States today and the number is expected to grow to approximately 31 million by the year 2010. Management believes that teenagers represent both a growing part of the U.S. population and an increasing source of purchasing power.

     The Company was incorporated in Texas in 1982, its executive offices are located at 4121 International Parkway, Carrollton, Texas 75007, and its telephone number is (972) 307-5555.

BUSINESS STRATEGY

     The Company's goal is to become a leading retailer of brand name casual apparel and related accessories to teenagers in each of the markets it serves. The principal elements of the Company's business strategy to accomplish this goal are as follows:

     - Focus on the Male and Female Teenage Customer. The Company was founded on management's belief that teenagers represent a significant segment of the population that has been traditionally underserved by the retailing market. Consequently, the Gadzooks concept focuses on providing fashionable casual apparel and accessories to both male and female teenage customers. By offering merchandise for both sexes, Gadzooks believes that it serves a much broader customer base than many of its specialty store competitors and that it reduces the potential fashion risk of concentrating on one gender exclusively. Furthermore, Gadzooks believes that it attracts additional customers by creating a shopping environment where it is comfortable for both males and females to shop as couples or with friends, as well as on their own.

     - Multiple Merchandise Categories. A key component of the Company's merchandising strategy is to reduce its dependence on any one fashion, style, brand or item by offering products in a broad range of categories. Each Gadzooks store carries approximately 2,000 stock-keeping units or "SKUs" (excluding different sizes of the same item), including woven and knit tops, jeans, shorts, junior dresses, swimwear, t-shirts, footwear, sunglasses, watches, costume jewelry and other accessory items. The Company regularly monitors store sales by classification, SKU and size to identify emerging fashion trends, and manages the product mix in its stores to respond to the spending patterns of its customers. The Company believes that its success to date has been largely attributable to its ability to meet the changing fashion preferences of its customers.

     - Emphasis on Brand Name Merchandise. Another key feature of the Company's merchandising strategy is to offer a wide variety of popular brand name merchandise based on its belief that its customers shop primarily for recognized labels and designs. The Company's merchandise includes high visibility names such as Mossimo, JNCO, BC Ethic, 26 Red, Wu-Wear, Tag Rag and Lip Service and other popular fashions and brand name merchandise. The Company concentrates on merchandise that appeals to the mainstream teenager rather than relying on "cutting edge" products. The Company believes that this strategy is consistent with its philosophy of responding to its customers' fashion preferences as opposed to attempting to establish fashion trends.

     - Metropolitan and Middle Market Locations. A central aspect of the Company's strategy has been the development of a store concept that is successful in both metropolitan and middle markets. The

       Company believes that teenagers throughout the United States frequently have similar fashion preferences as a result of the influence of television programs, MTV and music and fashion magazines. As a result, the Company has been able to operate stores successfully across a broad range of demographic and geographic markets, increasing the number of potential sites available to the Company.

     - Attentive Customer Service. The Company is committed to offering professional, attentive and personalized customer service. Gadzooks hires young, energetic, service-oriented sales associates who understand teenagers and can relate to their changing needs and preferences. The Company strives to give its teenage customers the same level of respect and attention that is generally given to adult customers at other retail stores. The Company trains sales associates to greet each customer personally, to inform the customer about new fashion trends and to suggest merchandise to suit the customer's wardrobe and lifestyle needs. The Company believes that the high level of service given to its teenage customers differentiates Gadzooks from its competition.

     - Entertaining Store Environment. The Company believes that its stores are visually appealing and provide a fun and enjoyable shopping experience for its customers. Gadzooks stores are designed to create a high energy, fun environment using neon lighting, television monitors featuring popular music videos, playful mannequins and creative, eye-catching signage. The Company's signature Volkswagen Beetle, decorated with merchandise, is a feature attraction in the stores. The Company believes that its entertaining store design encourages customers to visit the stores more frequently and to shop in the stores for longer periods of time. While Gadzooks stores are designed to appeal primarily to the teenage customer, the Company also strives to create a shopping environment that is comfortable for adults.

     - Investment in Systems and Personnel. The Company is committed to investing in information systems and using current technology to help execute its merchandising strategy. The Company's systems provide its buyers and merchandise planners with daily sales and inventory information by store, SKU and size, allowing Gadzooks to respond to changing customer preferences and to stock the appropriate quantities and styles of merchandise at each store. The Company is also committed to attracting and retaining highly-qualified, service-oriented management and sales associates and providing them with career advancement opportunities. The corporate culture at Gadzooks promotes the open exchange of new ideas and information between all levels of the Company thereby enabling management to supplement the data from its information systems with the practical experience of its employees.

STORE LOCATIONS

     The Company currently operates 196 stores in 25 states. The Company's existing stores are located in metropolitan markets such as Dallas, Atlanta, Kansas City, Chicago and Cincinnati, as well as middle markets such as Amarillo, Texas; Tupelo, Mississippi; and Roanoke, Virginia. The following store list shows the number of stores that Gadzooks operates in each state and the cities in which Gadzooks stores are located.

   ALABAMA-3           INDIANA-7             MARYLAND-1              OKLAHOMA-6           VIRGINIA-7
   Huntsville         Evansville              Frederick                Lawton          Charlottesville
     Mobile           Fort Wayne                                       Norman             Chesapeake
   Montgomery        Indianapolis            MINNESOTA-3          Oklahoma City(3)       Harrisonburg
                       Lafayette        Minneapolis/St. Paul           Tulsa             Newport News
   ARKANSAS-5        Merrillville             St. Cloud                                    Roanoke
  Fayetteville          Muncie                                    SOUTH CAROLINA-6       Springfield
   Fort Smith         Terre Haute           MISSISSIPPI-3          Charleston(2)      (Washington, D.C.)
   Jonesboro                                 Hattiesburg            Columbia(2)         Virginia Beach
 Little Rock(2)         IOWA-8                 Jackson               Greenville
                     Cedar Rapids              Tupelo               Spartanburg        WEST VIRGINIA-3
   FLORIDA-4        Council Bluffs                                                        Charleston
  Jacksonville         Davenport             MISSOURI-9             TENNESSEE-10          Huntington
    Orlando          Des Moines(3)            Columbia              Chattanooga          Parkersburg
   Pensacola            Dubuque                Joplin                Kingsport
  Tallahassee         Sioux City           Kansas City(3)           Knoxville(2)         WISCONSIN-8
                                             Springfield             Memphis(3)            Appleton
   GEORGIA-6           KANSAS-6             St. Louis(3)            Nashville(3)          Eau Claire
     Athens              Hays                                                             Green Bay
   Atlanta(4)          Manhattan             NEBRASKA-4               TEXAS-53            Madison(2)
     Macon              Salina              Grand Island              Abilene            Milwaukee(3)
                        Topeka                 Lincoln                Amarillo
  ILLINOIS-15         Wichita(2)              Omaha(2)               Austin(2)
  Bloomington                                                         Beaumont
   Carbondale         KENTUCKY-4            NEW MEXICO-3          College Station
   Chicago(8)           Ashland            Albuquerque(2)          Corpus Christi
Fairview Heights  Florence/Cincinnati        Las Cruces         Dallas/Ft. Worth(10)
  (St. Louis)          Lexington                                       Denton
     Moline             Paducah           NORTH CAROLINA-5           El Paso(2)
     Peoria                                   Charlotte              Harlingen
    Rockford         LOUISIANA-10              Durham               Houston(12)
  Springfield         Alexandria             Greensboro               Killeen
                      Baton Rouge              Hickory                 Laredo
                     Bossier City            High Point               Longview
                         Houma                                        Lubbock
                       Lafayette               OHIO-7                 McAllen
                     Lake Charles           Cincinnati(2)             Midland
                        Monroe              Cleveland(4)               Odessa
                    New Orleans(2)             Dayton               Port Arthur
                      Shreveport                                     San Angelo
                                                                   San Antonio(4)
                                                                      Sherman
                                                                       Temple
                                                                     Texarkana
                                                                       Tyler
                                                                      Victoria
                                                                        Waco
                                                                   Wichita Falls

EXPANSION STRATEGY

     The following table provides a history of the Company's store expansion program over the past five fiscal years.

                                                                  FISCAL YEAR
                                                        --------------------------------
                                                        1992   1993   1994   1995   1996
                                                        ----   ----   ----   ----   ----
Number of stores open at beginning of period..........   33     43     65     90    126
Number of new stores opened...........................   10     23     26     39     57
Number of stores closed...............................   --      1      1      3     --
                                                         --     --     --    ---    ---
Number of stores open at end of period................   43     65     90    126    183
                                                         ==     ==     ==    ===    ===

     The Company's expansion strategy is to continue to open stores in enclosed shopping malls in both metropolitan markets and middle markets primarily in the Mid-Atlantic, Midwest, Southeast and Southwest, and the Company is considering expansion into other regions. The Company opened 57 new stores during fiscal 1996. The Company expects to open approximately 60 to 65 new stores during fiscal 1997, 13 of which have been opened as of April 1997. The Company believes that the broad appeal of the Gadzooks concept enables it to operate successfully in diverse geographic and demographic markets, thereby increasing the number of potential sites available to the Company.

     The Company selects locations for new store openings to achieve a balance between (i) test markets where the Company has had no previous operating experience, (ii) new markets where the Company has tested a Gadzooks store and believes that the Company can successfully expand, and (iii) mature markets where the Company desires to add new stores at attractive locations as they become available. In general, the Company will open the highest number of stores in new markets where the Company's concept has recently been introduced and where the Company believes that it can capitalize on the potential of these markets. The Company typically expands from existing markets into contiguous new markets and attempts to cluster its stores within a market area in order to achieve management and operating efficiencies and to enhance its name recognition. In addition, from time to time the Company analyzes stores for potential closing.

     The Company has from time to time analyzed potential acquisitions of small chains of stores that serve its target customer in order to provide the Company with more rapid access to desirable locations and new markets and may consider such acquisitions again in the future. Except for a limited number of stores acquired from former franchisees, the Company has never made any such acquisitions and does not currently have any agreements for any in the future.

STORE-LEVEL ECONOMICS

     The Company's 183 stores averaged $814,838 in net sales and produced net sales per square foot of approximately $356. Stores which were opened during all of fiscal 1996, a total of 126 stores, generated average store-level operating cash flow (defined as store operating income before depreciation and excluding changes in working capital) of approximately $158,000, or 19.5% of average net sales. In general, the Company's newer stores typically generate lower sales volumes and operating cash flow than its more mature stores. Given the Company's plan to significantly expand its store base in new geographic markets, the Company believes that its store-level averages will decline slightly in the near term. Capital expenditures, including leasehold improvements and furniture and fixtures, for the 57 new stores opened during fiscal 1996 averaged approximately $167,000 (approximately $100,000 net of all landlord allowances), and initial gross inventory requirements (which were partially financed by trade credit) averaged approximately $60,000 per store. Pre-opening costs range from $8,000 to $10,000 for travel, hiring and training, and other miscellaneous costs associated with the set-up of a new store prior to its opening for business. Inventory requirements vary at new stores depending on the season and current fashion trends. There can be no assurance that in the future, the average store-level sales and operating cash flow will not vary from historical results or that the total estimated capital expenditures for new stores will not increase.

MERCHANDISING

     The Company's merchandising strategy is to provide a wide range of brand name casual apparel and related accessories that reflect the fashion preferences of young men and women principally between the ages of 13 and 19. Each store typically carries an inventory of approximately 2,000 SKUs, with most merchandise selling at prices ranging between $15 and $50.

     The Company's merchandise includes high visibility names such as Mossimo, JNCO, BC Ethic, 26 Red, Wu-Wear, Tag Rag and Lip Service and other popular fashions and brand name merchandise. The Company concentrates on merchandise that appeals to the mainstream teenager rather than relying on "cutting edge" products. The Company believes that this strategy is consistent with its philosophy of responding to its customers' fashion preferences as opposed to attempting to establish fashion trends.

     The Company classifies all of its merchandise into one of five categories as follows:

- Young Men:              The Company's Young Men category includes casual
                          sportswear separates reflecting current fashion trends,
                          such as woven and knit tops and bottoms made of denim and
                          other fabrics. The key vendors in this category include
                          Mossimo, JNCO, BC Ethic and Reactor.
- Juniors (Young          The Company's Juniors category includes casual sportswear
  Women):                 separates designed for the fashion-current young woman,
                          such as knit tops, woven shirts and vests, denim, dresses
                          and swimwear. The key vendors in this category include
                          Generation X, Lip Service, Tag Rag and Jalate.
- Accessories:            The Company offers a variety of male, female and unisex
                          accessories including sunglasses, watches, wallets, key
                          chains, handbags, earrings, necklaces, hats and other
                          accessories. The key vendors in this category include
                          Oakley, Fossil, Mossimo and Zedhead.
- Unisex Apparel:         The Company offers unisex apparel, consisting primarily
                          of t-shirts with logos containing current topics and
                          humorous designs and phrases. This category includes
                          merchandise from various vendors as well as a small
                          selection of Company-designed products. Periodically, the
                          Company will supplement this category with other apparel
                          appropriate for both sexes.
- Footwear:               The Company offers male, female and unisex footwear
                          including sandals and active footwear. The key vendors in
                          this category include Dr. Martens, Airwalk and Vans.

     The following table sets forth the Company's merchandise by category as an approximate percentage of net sales for fiscal 1996:

                                                              PERCENTAGE OF NET SALES
                                                              -----------------------
Juniors (Young Women).......................................             30%
Young Men...................................................             27
Accessories.................................................             20
Unisex Apparel..............................................             13
Footwear....................................................             10
                                                                        ---
                                                                        100%
                                                                        ===

     By offering products in multiple categories, the Company is able to shift its merchandise emphasis among and within its core categories to respond to changing customer preferences. For example, in response to increased demand for junior and young men's apparel in fiscal 1996, the Company increased its emphasis in these merchandise categories and decreased its emphasis in the merchandise categories that the Company identified as having decreased demand. The Company expects to continue to adjust its emphasis on particular categories in response to fashion trends and, therefore, its merchandise mix may vary slightly at different times.

     In an effort to keep the stores fresh and exciting, the Company's merchandising staff provides specific floor sets and merchandising ideas to the stores and regularly instructs district and store managers on the creative display of merchandise. The merchandise presentation in the stores is significantly changed three times each year to highlight specific merchandise for each of the Company's three peak selling seasons and to maintain a current look. In addition, the Company maintains a constant flow of new merchandise to the stores in order to meet changing fashion preferences. To reduce the risk associated with the introduction of new products, the Company frequently tests products in selected stores before determining if it will purchase the product for a broader group of stores.

PURCHASING

     The Company's purchasing staff consists of a General Merchandising Manager, five buyers, four associate buyers and five assistants. The General Merchandising Manager and the buyers analyze current fashion directions by visiting major fashion markets and maintaining close relationships with the Company's vendors in order to identify styles and trends. In addition, the Company's buyers regularly attend concerts and other events attended by teenagers. The General Merchandising Manager and the buyers constantly monitor merchandise flow through the stores and strive to maintain the appropriate merchandise mix to meet customer demand. Several of the buyers were formerly district managers or store managers of the Company and are familiar with the Company's customers and their merchandise preferences.

     Due to changes in fashion trends and seasonality, the Company purchases merchandise from numerous vendors throughout the year. During fiscal 1996, the Company did business with approximately 990 vendors. Of those vendors, Mossimo, Inc. accounted for approximately 6% of the Company's merchandise purchases, and no other single vendor accounted for more than 5% of merchandise purchases. Certain of the Company's vendors have limited financial resources and production capabilities. The Company believes that its relationships with its vendors are good.

ALLOCATION AND DISTRIBUTION OF MERCHANDISE

     The Company continually strives to improve its merchandising, distribution, planning and allocation methods to manage its inventory more efficiently. The Company's Director of Planning and Allocation and the six personnel in the planning and allocation department work closely with merchandise buyers and store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities. The Company divides its stores into different categories based on, among other things, geographic location, demographics and sales volume. Product allocation and distribution are based in part on an analysis of the stores by category. Information from the Company's point-of-sale computer system is regularly reviewed and analyzed to assist in making merchandise allocation and markdown decisions.

     In May 1997, the Company will relocate its headquarters to a larger site, in the Dallas metropolitan area, which will include a distribution facility of approximately 110,000 square feet. Merchandise will be delivered by the vendors to this facility, where it will be inspected, entered into the Company's computer system, allocated to stores, ticketed (to the extent that it was not pre-ticketed by the vendor) and boxed for distribution to the Company's stores. Currently, merchandise is typically shipped to stores daily via United Parcel Service, providing Gadzooks stores with a steady flow of new merchandise. For key products, the Company maintains a backstock at its distribution center that is allocated and distributed to the stores through an automatic replenishment program.

STORE OPERATIONS

     Gadzooks stores are open seven days a week during normal mall hours. The Company's store operations are managed by a Vice President of Store Operations, four regional managers and 26 district managers who generally have responsibility for 8 to 10 stores within a geographic district. Individual stores are managed by a store manager and two assistant store managers. A typical store has three full time and 6 to 12 part time sales associates, depending on the season. Gadzooks compensates its district and store managers with a base salary, a performance bonus based on store sales, expense control and loss prevention, and, in the case of district managers, stock options. Sales associates are compensated on an hourly basis.

     The Company believes that its continued success is dependent in part on its ability to attract, retain and motivate quality employees. In particular, the success of the Company's expansion program will be dependent on its ability to promote and/or recruit qualified district and store managers. To date, the vast majority of the Company's district managers were previously Gadzooks store managers. The Company has recently established a training program for future district managers. In addition, store managers, many of whom are selected from among the Company's sales associates, currently complete a two-week training program either at the Company's headquarters or a designated training store before taking responsibility for a store. The hiring and training of new sales associates are the responsibility of store managers, and the Company has established training and operations manuals to assist them in this process. The Company is developing enhanced training programs for its store managers, assistant managers and sales associates.

     Management considers its employees' knowledge of the Company's customers and merchandise to be significant to its marketing approach and customer satisfaction. While all Gadzooks store employees are responsible for the general appearance of the store, restocking of shelves and merchandise presentation, the Company's major emphasis in training its store employees is to give priority to customer service and assistance. Sales associates regularly act as greeters, meeting customers as they enter the store, handing out promotional materials and offering assistance. The Company trains its sales associates to inform the customer about new fashion trends and to suggest merchandise that suits the customer's wardrobe and lifestyle needs. The Company monitors the customer service level at each store through various programs, including its "I Spy" program of unannounced visits to the stores by shoppers who are unknown by the store employees and by regularly reviewing and responding to comment cards received from its customers.

STORE ENVIRONMENT

     The Company believes that its stores are visually appealing and provide a fun and enjoyable shopping experience for its customers. Gadzooks stores are designed to create a high energy, fun environment using neon lighting, television monitors featuring popular music videos, playful mannequins and creative, eye-catching signage. Store entrances are typically decorated with a brightly colored checkerboard floor, and a Volkswagen Beetle, decorated with merchandise, is a feature attraction in the stores. The Company displays a significant amount of merchandise on the walls of the store, with male merchandise along one side, female merchandise along the other and t-shirts along part of the back wall. In the center of the store, lower fixtures are used to display merchandise in order to maintain an open feeling. Stores typically feature large windows along the mall which provide an open view of the entire store to mall traffic and are merchandised to draw customers into the store. While Gadzooks stores are designed to appeal primarily to the teenage customer, the Company also strives to create a shopping environment that is comfortable for adults.

SITE SELECTION

     Based on its results to date in both metropolitan and middle markets, the Company believes that it can operate successfully in markets with a broad range of geographic and demographic profiles. The Company takes into account certain demographic factors such as population density, concentration of teenagers, income levels, lifestyle characteristics and the performance of other retailers to identify attractive new markets, evaluate specific shopping malls and project individual store sales volumes. All new store locations are approved by the Board of Directors.

     Within each shopping mall, the Company typically seeks a highly visible location and often locates its stores near major fashion-oriented department stores, food courts and other specialty stores catering to teenage customers. The Company's existing stores average approximately 2,300 square feet. The Company typically seeks a location of approximately 2,000 to 2,500 square feet with significant store frontage. However, the

Company's flexible store design enables it to take advantage of well-situated sites with more unique layouts. Once a site is approved, the Company, with the assistance of an outside architect, designs the store to meet the specific site characteristics. The Company's construction department seeks competitive bids from outside contractors for the build-out of each store and oversees the construction process. The Company typically requires six to eight weeks to open a new store after the beginning of build-out.

MANAGEMENT INFORMATION SYSTEMS

     Each Gadzooks store is linked to the Company's headquarters through a point-of-sale system that interfaces with an IBM RS6000 computer equipped with an integrated merchandising, distribution and accounting software package. The Company's point-of-sale computer system has several features, including merchandise scanning, "price look-up," the ability to compile preferred customer lists and on-line credit card approval. These features improve transaction accuracy, speed and checkout time, increase overall store efficiency, and enable the Company to track the productivity of individual sales associates.

     The Company's management information and control systems enable the Company's corporate headquarters to promptly identify sales trends, replenish depleted store inventories, reprice merchandise and monitor merchandise mix and inventory shrinkage at individual stores and throughout the Company's store network. Management believes that these systems provide a number of benefits, including improved store inventory management, better in-stock availability, higher operating efficiency and fewer markdowns.

     The Company's merchandising, distribution and accounting software system was installed in late 1993, and the point-of-sale software system was installed during the second quarter of fiscal 1995. The Company estimates that its current management information and control systems are adequate to support the Company's planned expansion, but may upgrade and enhance its computer systems for certain distribution functions in the last half of fiscal 1997.

ADVERTISING AND PROMOTION

     The Company relies primarily on the enthusiasm of its sales associates and existing customers, highly visible store locations and eye-catching signage to attract new customers to the stores. The Company has generally found this approach to be more cost effective than more traditional media advertising. The Company plans the opening of new stores to coincide with peak shopping seasons and mall grand openings when customer traffic is greater. The Company also uses promotions to generate repeat visits to its stores, such as a "preferred customer program" that entitles high volume customers to attend private sale events held twice each year. The Company advertises to a limited extent in national magazines, such as Seventeen and YM in cooperation with certain of its vendors. The Company also benefits from advertising by its vendors, especially where Gadzooks is listed as a retailer of their products.

TRADEMARKS

     The Company has registered on the Principal Register of the United States Patent and Trademark Office its mark "Gadzooks" and the distinctive design of its service mark and has currently pending registration for "Gaditude" and "Cool Stuff for Teens." Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States.

COMPETITION

     The teenage retail apparel and accessories industry is highly competitive. The Company competes with other retailers for customers, suitable retail locations and qualified management personnel. Gadzooks currently competes with traditional department stores such as Foley's and Dillard's, with national specialty chains such as The Gap and certain divisions of The Limited, with numerous regional chains such as The Buckle, Wet Seal and Pacific Sunwear, with smaller chains and local specialty stores and, to a lesser extent, with mass merchandisers. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. The principal factors of competition in the Company's business are fashion, merchandise selection, customer service, store location and price.

EMPLOYEES

     At April 11, 1997, the Company had 775 full-time employees and 1,605 part-time employees. Of the Company's 2,380 employees, 122 were corporate personnel, 62 were distribution center employees and 2,196 were store employees. The number of part-time employees fluctuates with seasonal needs. None of the Company's employees is covered by a collective bargaining agreement. The Company seeks to create a casual and supportive working environment and considers its employee relations to be excellent.

                                  RISK FACTORS

     This Report contains certain forward looking statements about the business, operations and financial condition of the Company. The actual results of the Company could differ materially from those forward looking statements. The following information sets forth certain factors that could cause the actual results of the Company to differ materially from those contained in the forward looking statements.

AGGRESSIVE GROWTH STRATEGY; FUTURE OPERATING RESULTS

     The Company's net sales and net income have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, increases in comparable store sales. The Company intends to continue to pursue an aggressive growth strategy for the foreseeable future, and its future operating results will depend largely upon its ability to open and operate new stores successfully and to manage a larger business profitably. The Company anticipates opening approximately 60 to 65 new stores during fiscal 1997, which will result in a significant increase in the number of stores operated by the Company. The Company also plans to enter several new markets in various regions of the United States. Expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing markets. As an additional part of its growth strategy, the Company has occasionally analyzed the acquisition of other retailers that serve the Company's target customer and may consider such acquisitions again in the future. Except for a limited number of stores acquired from former franchisees, the Company has never made any such acquisitions and does not currently have any agreements for any in the future. There can be no assurance that the operations of any acquired entities could be successfully integrated with the Company's existing operations or that the combined business would be profitable.

     The Company is subject to a variety of business risks generally associated with rapidly growing companies. The Company's ability to open new stores will depend upon many factors, including, among others, the ability to identify and enter new markets, locate suitable store sites, negotiate acceptable lease terms, hire and train store managers and sales associates and obtain adequate capital resources on acceptable terms. There can be no assurance that the Company will be able to integrate successfully new stores into its operations or that new stores will achieve sales and profitability levels comparable to the Company's existing stores. In addition, there can be no assurance that the Company's expansion within its existing markets will not adversely affect the individual financial performance of the Company's existing stores or its overall results of operations. Furthermore, the Company will need to continually evaluate the adequacy of its store management and management information and distribution systems to manage its planned expansion. There can be no assurance that the Company will anticipate all of the changing demands that its expanding operations will impose on such systems and facilities, and the failure to adapt its systems, facilities and procedures could have a material adverse effect on the Company's business. There can be no assurance that the Company will successfully achieve its planned expansion or, if achieved, that the expansion will result in profitable operations. See "Business -- Store Locations" and "-- Expansion Strategy."

     The Company anticipates that it will spend approximately $7.0 million for capital expenditures and approximately $4.0 million for initial inventories to open approximately 60 to 65 new stores and to remodel 6 to 7 existing stores in fiscal 1997. The actual costs that the Company will incur in connection with opening new stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, the size of the store and the extent of the build-out required at the selected site. The Company believes that its existing cash balances, cash generated from operations, net proceeds received by the Company from its public offerings and funds available under the Company's revolving line of credit will be sufficient to fund its expansion requirements through at least 1997. There can be no assurance that the Company may not be required to seek additional sources of funds for such expansion.

FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS

     A variety of factors affect the Company's comparable store sales results including, among others, economic conditions, fashion trends, the retail sales environment, sourcing and distribution of products and the

Company's ability to execute its business strategy efficiently. The Company's quarterly comparable store sales results have fluctuated significantly in the past. The Company's comparable store sales results were 24.2%, 10.5%, 10.9% and 15.6% in the first, second, third and fourth quarters of fiscal 1995, respectively, and 7.3%, 8.6%, 5.9% and 3.9% in the first, second, third and fourth quarters of fiscal 1996, respectively. The Company has recorded comparable store sales decreases in past quarters, and there can be no assurance that comparable store sales for any particular quarter or fiscal year will not decrease in the future. The Company's comparable store sales results could cause the price of the Common Stock to fluctuate substantially.

CHANGES IN FASHION TRENDS

     The Company's profitability is largely dependent upon its ability to anticipate the fashion tastes of its customers and to provide merchandise that appeals to their preferences in a timely manner. The fashion tastes of the Company's customers may change frequently, and the Company's failure to anticipate, identify or react appropriately to changes in styles, trends or brand preferences could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on the Company's business. In addition, fashion misjudgments could materially and adversely affect the Company's operating results, comparable store sales results and image with its customers. See "Business -- Merchandising."

IMPACT OF ECONOMIC CONDITIONS

     Certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including, among others, business conditions, interest rates, taxation and consumer confidence in future economic conditions. If the demand for apparel and related merchandise by teenagers were to decline, the Company's business, comparable store sales results and results of operations would be materially and adversely affected. Although the Company advertises in national magazines to a limited extent through cooperative agreements with certain of its vendors, its stores rely principally on mall traffic for customers. Therefore, the Company is dependent upon the continued popularity of malls as a shopping destination and the ability of mall anchor tenants and other attractions to generate customer traffic for its stores. A decrease in mall traffic or a decline in economic conditions in the markets in which the Company's stores are located would adversely affect the Company's growth, net sales, comparable store sales results and profitability. See "Business."

QUARTERLY RESULTS AND SEASONALITY

     The Company's quarterly results of operations may fluctuate materially depending on, among other things, the timing of new store openings and related pre-opening expenses, net sales contributed by new stores, increases or decreases in comparable store sales, shifts in timing of certain holidays and changes in the Company's merchandise mix. The Company's business is also subject to seasonal influences, with heavier concentrations of sales during the Christmas holiday, back-to-school and spring break seasons. As is the case with many apparel retailers, the Company's net sales and net income are typically lower in the first quarter. The Company has experienced first quarter losses in the past and may experience such losses in the future. Because of these fluctuations in net sales and net income, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter.

DEPENDENCE ON KEY VENDORS

     The Company's business depends on its ability to purchase current season, brand name apparel in sufficient quantities at competitive prices. During the Company's 1996 fiscal year, Mossimo, Inc. accounted for approximately 6% of the Company's merchandise purchases. Of the Company's other vendors, no single vendor accounted for more than 5% of the Company's merchandise purchases. The inability or failure of key vendors to supply the Company with adequate quantities of desired merchandise, the loss of one or more key vendors or a material change in the Company's current purchase terms could have a material adverse effect on the Company's business. Many of the Company's smaller vendors have limited resources, production capacities and operating histories, and many have limited the distribution of their merchandise in the past. The Company has no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that the Company will be able to acquire desired merchandise in sufficient quantities on terms acceptable to the Company in the future. See "Business -- Merchandising" and "-- Purchasing."

DEPENDENCE ON KEY PERSONNEL

     The Company's success will depend largely on the efforts and abilities of senior management, particularly Gerald R. Szczepanski, the Chairman of the Board and Chief Executive Officer and a founder of the Company. The loss of his services or the services of other members of senior management could have a material adverse effect on the Company's business. The Company has a $1,000,000 key-man life insurance policy on Mr. Szczepanski. There can be no assurance that the Company's existing management team will be able to manage the Company or its growth or that the Company will be able to attract and retain additional qualified personnel as needed in the future.

COMPETITION

     The Company operates in a highly competitive environment. The Company currently competes with traditional retail department stores such as Foley's and Dillard's, with national specialty chains such as The Gap and certain divisions of The Limited, with numerous regional chains such as The Buckle, Wet Seal and Pacific Sunwear, with smaller chains and local specialty stores and, to a lesser extent, with mass merchandisers. Many of these competitors are larger and have substantially greater resources than the Company. Direct competition with these and other retailers may increase significantly in the future, which could require the Company, among other things, to lower its prices and/or increase its advertising expenses. Increased competition could have a material adverse effect on the Company's operations and comparable store sales results. See
"Business -- Competition."

STOCK PRICE VOLATILITY

     The market price of the Company's Common Stock has risen substantially since the Company's initial public offering in October 1995. The Company's Common Stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations which could adversely affect the market price of the Common Stock without regard to the operating performance of the Company. In addition, the Company believes that factors such as quarterly fluctuations in the financial results of the Company, the Company's comparable store sales results, announcements by other apparel retailers, the overall economy and the condition of the financial markets could cause the price of the Common Stock to fluctuate substantially.

ANTI-TAKEOVER MATTERS

     The Company's Restated Articles and its Bylaws contain provisions that may have the effect of delaying, deterring or preventing a takeover of the Company that shareholders may consider to be in their best interests. The Company's Restated Articles and Bylaws provide for a classified Board of Directors serving staggered terms of three years, the prohibition of shareholder action by written consent in certain circumstances and certain "fair price provisions." Additionally, the Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock having such rights, preferences and privileges as designated by the Board of Directors without shareholder approval.

ITEM 2. PROPERTIES.

     All of the existing stores are leased by the Company, with lease terms (excluding renewal option periods exercisable by the Company at escalating rents) expiring between February 1997 and February 2007. The leases for most of the existing stores are for terms of 10 years and provide for contingent rent based upon a percent of sales in excess of specified minimums.

     In May 1997, the Company will relocate its office and distribution center to a larger site in the Dallas metropolitan area in order to accommodate its expanding operations. The Company's new office and distribution center will be located in Carrollton, Texas and will be occupied under a lease covering approximately 150,000 square feet, which is scheduled to expire on May 1, 2007.

ITEM 3. LEGAL PROCEEDINGS.

     In the ordinary course of its business, the Company is periodically a party to lawsuits. The Company believes that any resulting liability from existing legal proceedings, individually or in the aggregate, will not have a material adverse effect on its operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is traded on the Nasdaq National Market under the symbol "GADZ." The Company consummated its initial public offering in October 1995 at a price of $14.00 per share ($9.33, as adjusted to give effect to the stock split described below). The following table sets forth, for the Company's fiscal periods indicated and is adjusted to give retroactive effect to the Company's three-for-two Common Stock split paid on May 30, 1996, the high and low sale prices per share for the Common Stock, as reported on the Nasdaq National Market.

                                           HIGH      LOW
                                           ----     -----
1995
----------------------------------------
Third Quarter (from October 5, 1995)....  $14      $ 9 1/3
Fourth Quarter..........................   18 5/6   11 1/3

1996
----------------------------------------
First Quarter...........................   30 5/8   15 13/16
Second Quarter..........................   41       23 1/4
Third Quarter...........................   39 3/4   22
Fourth Quarter..........................   34 1/4   17 1/2

     On April 11, 1997, the last sale price of the Common Stock as reported on the Nasdaq National Market was $33.25 per share. As of April 11, 1997, there were approximately 60 holders of record of the Common Stock, although the Company believes the number of beneficial holders is substantially greater.

     The Company intends to retain its earnings, if any, to finance the growth and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the future earnings, operations, capital requirements and financial condition of the Company. In addition, the Company's current revolving line of credit ("Revolving Line") contains various financial covenants, including covenants relating to net worth, which may have the effect of restricting the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial and operating data in response to Item 6 is contained in the section entitled "Selected Financial Data," located on page 15 of the registrant's 1996 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such Exhibit is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information in response to item 7 is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," located on pages 16 to 19 of the registrant's 1996 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such Exhibit is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The registrant's exposures to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments are not material with respect to its operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information in response to item 8 is contained in the registrant's 1996 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such Exhibit is incorporated herein by reference. A cross-reference for location of the requested information is below.

                                                              PAGE NUMBER(S) IN
        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            ANNUAL REPORT*
        -------------------------------------------           -----------------
Unaudited Quarterly Financial Data..........................      18
Balance Sheets at February 1, 1997 and January 27, 1996.....      20
Statements of Income for the Years Ended February 1, 1997,
  January 27, 1996 and January 28, 1995.....................      21
Statements of Stockholders' Equity for the Years Ended
  February 1, 1997, January 27, 1996 and January 28, 1995...      22
Statements of Cash Flows for the Years Ended February 1,
  1997, January 27, 1996 and January 28, 1995...............      23
Notes to Financial Statements...............................     24-30
Report of Independent Accountants...........................      31

---------------

* The indicated pages of the Company's 1996 Annual Report to Shareholders are filed as Exhibit 13 to this Report. Such Exhibit is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to this item is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to this item is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to this item is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to this item is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. The financial statements as cross-referenced in Item 8 of this Report, together with the report thereon of Price Waterhouse LLP dated March 12, 1997, appearing in the accompanying 1996 Annual Report to Shareholders are incorporated by referenced in this Report. With the exception of the aforementioned information and information incorporated in Items 6 and 7, the 1996 Annual Report to Shareholders is not deemed filed as part of this Report.

         2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3. Exhibits included or incorporated herein:

            See Exhibit Index.

     (b) Reports on Form 8-K

            There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 22, 1997 on its behalf by the undersigned, thereunto duly authorized.

                                            GADZOOKS, INC.

                                            By   /s/ GERALD R. SZCZEPANSKI
                                             -----------------------------------
                                                    Gerald R. Szczepanski
                                              Chairman of the Board, President
                                                 and Chief Executive Officer

     Each person whose signature appears below hereby authorizes Gerald R. Szczepanski and Monty R. Standifer or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below and to file all amendments and/or supplements to the Annual Report on Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

              /s/ GERALD R. SZCZEPANSKI                Chairman of the Board, President   April 22, 1997
-----------------------------------------------------    and Chief Executive Officer
                Gerald R. Szczepanski                    (Principal Executive Officer)

               /s/ MONTY R. STANDIFER                  Senior Vice President, Chief       April 22, 1997
-----------------------------------------------------    Financial Officer, Treasurer
                 Monty R. Standifer                      and Secretary (Principal
                                                         Financial and Accounting
                                                         Officer)

                 /s/ ALAN W. CRITES                    Director                           April 22, 1997
-----------------------------------------------------
                   Alan W. Crites

               /s/ G. MICHAEL MACHENS                  Director                           April 22, 1997
-----------------------------------------------------
                 G. Michael Machens

               /s/ ROBERT E.M. NOURSE                  Director                           April 22, 1997
-----------------------------------------------------
                 Robert E.M. Nourse

             /s/ LAWRENCE H. TITUS, JR.                Director                           April 21, 1997
-----------------------------------------------------
               Lawrence H. Titus, Jr.

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                              DESCRIPTION OF DOCUMENTS                    PAGE
        -------                            ------------------------                    ----

           3.1           -- Second Restated Articles of Incorporation of the Company
                            (filed as Exhibit 4.1 to the Company's Form S-8 (No.
                            33-98038) filed with the Commission on October 12, 1995
                            and incorporated herein by reference).
           3.2           -- Amended and Restated Bylaws of the Company (filed as
                            Exhibit 4.2 to the Company's Form S-8 (No. 33-98038)
                            filed with the Commission on October 12, 1995 and
                            incorporated herein by reference).
           4.1           -- Specimen Certificate for shares of Common Stock, $.01 par value, of the Company (filed as Exhibit 4.1 to the
                            Company's Amendment No. 2 to Form S-1 (No. 33-95090)
                            filed with the Commission on September 8, 1995 and
                            incorporated herein by reference).
          10.1           -- Purchase Agreement dated as of January 31, 1992 among the
                            Company, Gerald R. Szczepanski, Lawrence H. Titus, Jr.
                            and the Investors listed therein (filed as Exhibit 10.1
                            to the Company's Form S-1 (No. 33-95090) filed with the
                            Commission on July 28, 1995 and incorporated herein by
                            reference).
          10.2           -- Purchase Agreement dated as of May 26, 1994 among the
                            Company, Gerald R. Szczepanski, Lawrence H. Titus, Jr.
                            and the Investors listed therein (filed as Exhibit 10.2
                            to the Company's Form S-1 (No. 33-95090) filed with the
                            Commission on July 28, 1995 and incorporated herein by
                            reference).
         *10.3           -- Credit Agreement dated as of January 30, 1997 between the
                            Company and Wells Fargo Bank (Texas), National
                            Association.
          10.4           -- Form of Indemnification Agreement with a schedule of
                            director signatories (filed as Exhibit 10.5 to the
                            Company's Form S-1 (No. 33-95090) filed with the
                            Commission on July 28, 1995 and incorporated herein by
                            reference).
          10.5           -- Employment Agreement dated January 31, 1992 between the
                            Company and Gerald R. Szczepanski, as continued by letter
                            agreement (filed as Exhibit 10.6 to the Company's Form
                            S-1 (No. 33-95090) filed with the Commission on July 28,
                            1995 and incorporated herein by reference).
          10.6           -- 1992 Incentive and Nonstatutory Stock Option Plan dated
                            February 26, 1992, and Amendments No. 1 through 3 thereto
                            (filed as Exhibit 10.8 to the Company's Form S-1 (No.
                            33-95090) filed with the Commission on July 28, 1995 and
                            incorporated herein by reference).
          10.7           -- 1994 Incentive and Nonstatutory Stock Option Plan for Key
                            Employees dated September 30, 1994 (filed as Exhibit 10.9
                            to the Company's Form S-1 (No. 33-95090) filed with the
                            Commission on July 28, 1995 and incorporated herein by
                            reference).
          10.8           -- 1995 Non-Employee Director Stock Option Plan (filed as
                            Exhibit 10.10 to the Company's Form S-1 (No. 333-00196)
                            filed with the Commission on January 9, 1996 and
                            incorporated herein by reference).
          10.9           -- Gadzooks, Inc. Employees' Savings Plan (filed as Exhibit
                            10.11 to the Company's Form S-1 (No. 33-95090) filed with
                            the Commission on July 28, 1995 and incorporated herein
                            by reference).
         *10.10          -- Severance Agreement dated September 5, 1996 between the
                            Company and Gerald R. Szczepanski.

        EXHIBIT
          NO.                              DESCRIPTION OF DOCUMENTS                    PAGE
        -------                            ------------------------                    ----
         *10.11          -- Form of Severance Agreement with a schedule of executive officer signatories.
          10.12          -- Amendment No. 4 to the Gadzooks, Inc. 1992 Incentive and
                            Nonstatutory Stock Option Plan (filed as Exhibit 10.14 to
                            the Company's Amendment No. 3 to Form S-1 (No. 33-95090)
                            filed with the Commission on September 27, 1995 and
                            incorporated herein by reference).
         *10.13          -- Amendment No. 5 to the Gadzooks, Inc. 1992 Incentive and
                            Nonstatutory Stock Option Plan dated September 12, 1996.
         *10.14          -- Amendment No. 1 to the 1994 Incentive and Nonstatutory
                            Stock Option Plan for Key Employees dated September 12,
                            1996.
         *13             -- Pages 15-31 of the Company's 1996 Annual Report to
                            Shareholders.
         *23.1           -- Consent of Price Waterhouse LLP.
          24             -- Power of Attorney (included on signature page of this
                            report).
         *27             -- Financial Data Schedule

---------------

* Filed herewith (unless otherwise indicated exhibits are previously filed).