Form 10-Q
period 1997-05-03
GADZOOKS INC
filed 1997-06-16
CIK 924140

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
--------------------------------------------------------------------------------

(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 3, 1997

                                       OR

(  )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                          SECURITIES EXCHANGE ACTION OF 1934

                         COMMISSION FILE NUMBER 0-26732
                                                -------

                                 GADZOOKS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     TEXAS                                 74-2261048
--------------------------------------------------------------------------------
         (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER  IDENTIFICATION
          INCORPORATION OR ORGANIZATION)                      NUMBER)

         4121 INTERNATIONAL PARKWAY
         CARROLLTON, TX                                       75007
--------------------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    972-307-5555
                                                            --------------------

--------------------------------------------------------------------------------
 (FORMER NAME, FORMER ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
                   ---    ---

         As of June 6, 1997, the number of shares outstanding of the registrant's common stock is 8,665,694.

                                 GADZOOKS, INC.

                                   FORM 10-Q

                       For the Quarter Ended May 3, 1997

                                     INDEX


                                                               PAGE
                                                               ----

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Condensed Balance Sheets as of May 3, 1997      3
                  and February 1, 1997

                  Condensed Statements of Income for the          4
                  First Quarter Ended May 3, 1997 and
                  April 27, 1996

                  Condensed Statements of Cash Flows for the      5
                  First Quarter Ended May 3, 1997 and
                  April 27, 1996

                  Notes to Financial Statements                   6

     Item 2.      Management's Discussion and Analysis          7 - 9
                  of Financial Condition and Results
                  of Operations

PART II           OTHER INFORMATION                               9

SIGNATURE PAGE                                                   10

PART I - FINANCIAL INFORMATION

GADZOOKS, INC.
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)

                                                        MAY 3,     FEBRUARY 1,
                                                         1997         1997
                                                       -------     -----------
ASSETS
Current assets:
    Cash and cash equivalents                          $ 4,891       $10,348
    Short-term investments                              13,932        12,420
    Accounts receivable                                  1,768         1,284
    Inventory                                           25,683        23,211
    Other current assets                                 1,456         1,328
                                                       -------       -------
                                                        47,730        48,591
                                                       -------       -------

Leaseholds, fixtures and equipment, net                 18,640        16,156
                                                       -------       -------

                                                       $66,370       $64,747
                                                       =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $ 9,532       $ 7,654
    Accrued expenses & other current liabilities         3,482         5,490
    Income taxes payable                                 1,420         1,115
                                                       -------       -------
                                                        14,434        14,259
                                                       -------       -------

Accrued rent & other long-term obligations               1,488         1,425

Shareholders' equity:
    Common stock                                            86            86
    Additional paid-in capital                          39,802        39,741
    Retained earnings                                   10,560         9,236
                                                       -------       -------
                                                        50,448        49,063
                                                       -------       -------

                                                       $66,370       $64,747
                                                       =======       =======


  The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                                            FIRST QUARTER ENDED
                                                           ---------------------
                                                            MAY 3,     APRIL 27,
                                                            1997          1996
                                                           -------       -------
Net Sales                                                  $34,070       $23,486

Cost of goods sold including buying,
    distribution and occupancy costs                        23,943        16,539
                                                           -------       -------
        Gross Profit                                        10,127         6,947

Selling, general and administrative expenses                 8,234         5,986
                                                           -------       -------
        Operating Income                                     1,893           961

Interest income, net                                           243           229
                                                           -------       -------
         Income before income taxes                          2,136         1,190

Provision for income taxes                                     812           452
                                                           -------       -------
         Net income                                        $ 1,324       $   738
                                                           =======       =======

Net income per common and common
   equivalent share                                        $  0.15       $  0.08
                                                           =======       =======


Weighted average common and common
   equivalent shares outstanding                             9,124         9,030
                                                           =======       =======

  The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)

                                                                FIRST QUARTER ENDED
                                                             --------------------------
                                                               MAY 3,         APRIL 27,
                                                               1997             1996
                                                             --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES :

Net income                                                   $  1,324          $    738
Adjustments to reconcile net income to cash
  provided by operating activities :
     Depreciation                                                 672               479
     Changes in operating assets and liabilities               (2,846)           (3,825)
                                                             --------          --------

NET CASH USED IN OPERATING ACTIVITIES                            (850)           (2,608)

CASH FLOWS FROM INVESTING ACTIVITIES :
     Capital expenditures, net                                 (3,156)           (2,230)
     Purchases of short-term investments, net                  (1,512)               --
                                                             --------          --------

NET CASH USED IN INVESTING ACTIVITIES                          (4,668)           (2,230)
                                                             --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES :
     Payments on long-term obligations                             --               (45)
     Issuance of common stock, net                                 61             8,952
     Tax benefit from exercise of stock options                    --               125
                                                             --------          --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          61             9,032
                                                             --------          --------

Net increase (decrease) in cash and cash equivalents           (5,457)            4,194
Cash and cash equivalents at beginning of period               10,348            13,733
                                                             --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  4,891          $ 17,927
                                                             ========          ========



  The accompanying notes are an integral part of these financial statements.

                                 GADZOOKS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 3, 1997 and April 27, 1996, and the results of operations and cash flows for the three months then ended. The results of operations for the first quarters ended May 3, 1997 and April 27, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet as of February 1, 1997 is derived from audited financial statements. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Report to Shareholders for the year ended February 1, 1997.

2.       STOCK SPLIT

         On May 1, 1996, the Board of Directors declared a three-for-two split of the Company's common stock in the form of a 50 percent stock dividend. The stock split was payable on May 30, 1996 to holders of record on May 16, 1996, and has been given retroactive effect in these financial statements.

3.       NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, to simplify the calculation of earnings per share for publicly held companies. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires the disclosure of basic and diluted earnings per share as well as the restatement of all prior period earnings per share data presented. For the first quarters ended May 3, 1997 and April 27, 1996, the amounts reported as net income per common and common equivalent share are not materially different from that which would have been reported for basic and diluted earnings per share in accordance with SFAS 128.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


GENERAL

Gadzooks is a rapidly growing, mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 13 and 19. The Company opened its first store in 1983, and had 197 stores in operation at May 3, 1997, located in 25 states throughout the Mid-Atlantic, Southwest, Midwest, and Southeast regions of the United States.

The Company accelerated its expansion program in late fiscal 1992 and opened 10 new stores in the second six months of that fiscal year, followed by 23 new stores in fiscal 1993, 26 new stores in fiscal 1994, 39 new stores in fiscal 1995, and 57 new stores in fiscal 1996. The Company has opened 14 new stores since the beginning of fiscal 1997.

The Company's business is subject to seasonal influences with slightly higher sales during the Christmas holiday, back-to-school, and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.

RESULTS OF OPERATIONS

First Quarter Ended May 3, 1997 Compared to First Quarter Ended April 27,1996

Net sales increased approximately $10.6 million, or 45.1 percent to $34,070,000 during the first quarter of fiscal 1997 from $23,486,000 during the comparable quarter of fiscal 1996 Comparable store sales increased 4.4 percent for the first quarter of fiscal 1997. The balance of the sales increase was attributable to new stores not yet included in the comparable store sales base. A store becomes comparable after it has been open for 14 full fiscal months.

Gross profit increased approximately $3.2 million to $10,127,000 during the first quarter of fiscal 1997 from $6,947,000 during the comparable quarter of fiscal 1996. As a percentage of net sales, gross profit increased slightly to
29.7 percent compared to 29.6 percent in the comparable quarter of last year. Store occupancy costs, included in cost of goods sold, decreased slightly as a percentage of sales as a result of lower property and casualty insurance premiums and lower percentage rents. In addition, buying and distribution costs decreased as a percentage of sales, as a result of the Company's larger store base. These decreases were offset by slightly reduced margins resulting from an increase in sales of young men's apparel, which is a lower margin merchandise category.

Selling, general and administrative expenses increased approximately $2.2 million to $8,234,000 during the first quarter of 1997 from $5,986,000 during the comparable quarter of fiscal 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 24.2 percent of sales during the first quarter of fiscal 1997 from 25.5 percent of sales during the comparable quarter of last year. The decrease as a percentage of net sales was due to leveraging of certain store expenses as a percentage of sales as a result of the comparable store sales increases achieved during the quarter and to a significant reduction in corporate overhead as a percentage of sales due to leverage achieved through the Company's larger store base.

Operating income increased approximately $0.9 million to $1,893,000 during the first quarter of fiscal 1997 from $961,000 during the comparable quarter of last year. As a percentage of net sales, operating income increased to 5.6 percent of sales from 4.1 percent of sales during the comparable quarter of last year.

Net interest income increased $14,000 to $243,000 during the first quarter of fiscal 1997 from $229,000 net interest income in the comparable period of last year. The Company's interest income increased due to temporary investments of cash generated from operations.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations and proceeds of its initial public offering completed in October, 1995, and a secondary public offering completed in January, 1996.

Cash Flows. At May 3, 1997, cash and cash equivalents were $4.9 million, a decrease of $5.5 million since February 1, 1997. The primary uses of cash were increased inventory levels of $2.5 million, increases in short-term investments of $1.5 million, and capital expenditures of $3.2 million. The source of cash for the first quarter of fiscal 1997 was primarily net income before depreciation of $2.0 million. The Company opened 14 new stores during the first quarter of 1997 as compared with 20 new stores in the same period of the prior year.

As of May 3, 1997, the Company had $13.9 million in short-term investments consisting of highly liquid investments with original maturities between three and twelve months. These funds are available for the Company's cash requirements.

Credit Facility. The Company currently has a loan agreement with Wells Fargo Bank, Dallas, Texas, which provides for an unsecured revolving line of credit of $10 million. Amounts borrowed under the revolving line bear interest at the lesser of either Prime Rate or 1.95 percent above LIBOR. The Company must also pay a commitment fee of 0.50 percent per annum on the unused portion of the revolving line. As of May 3, 1997, no amounts were outstanding under the revolving line. The revolving line also provides for the issuance of letters of credit that are generally used in certain circumstances in connection with merchandise purchases. As of June 6, 1997, letters of credit in the amount of $0.7 million were issued and outstanding.

Capital Expenditures. The Company anticipates opening approximately 50 new stores during the remaining quarters of fiscal 1997. The Company estimates that its average capital expenditures to open a new store, including leasehold improvements and furniture and fixtures, will be approximately $167,000 (approximately $100,000 net of all landlord construction allowances). The cost of initial inventory for a new store is approximately $100,000; however, the immediate cash requirement for inventory is partially financed through the Company's payment terms with its vendors. Pre-opening costs range from $9,000 to $13,000 for travel, hiring and training, and other miscellaneous costs associated with the setup of a new store prior to its opening for business. Pre-opening costs are expensed in the period when the store opens.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain sections of this Quarterly Report on Form 10Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. These forward-looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.



PART II - OTHER INFORMATION

Items 1-6 are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        GADZOOKS, INC.
                                                         (Registrant)




DATE:  June 12, 1997                        By:     /s/ MONTY R. STANDIFER
                                                 -------------------------------
                                                    Monty R. Standifer
                                                    Senior Vice President and
                                                    Chief Financial Officer

                               Index to Exhibits

Exhibit
Number                    Description
-------                   -----------
  27                      Financial Data Schedule