Form 10-Q
period 1997-08-02
GADZOOKS INC
filed 1997-09-16
CIK 924140

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
--------------------------------------------------------------------------------

                                   FORM 10-Q

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
         days.  Yes (   X   )    No  (____)

         As of September 5, 1997, the number of shares outstanding of the registrant's common stock is 8,695,066.

                                 GADZOOKS, INC.

                                   FORM 10-Q

                      For the Quarter Ended August 2, 1997

                                     INDEX


                                                                                   PAGE
                                                                                   ----
PART I.          FINANCIAL INFORMATION

    Item 1.         Financial Statements

                    Condensed Balance Sheets as of August 2, 1997                   3
                    and February 1, 1997

                    Condensed Statements of Income for the                          4
                    Second Quarter and Six Months Ended
                    August 2, 1997 and July 27, 1996

                    Condensed Statements of Cash Flows for the                      5
                    Six Months Ended August 2, 1997 and
                    July 27, 1996

                    Notes to Financial Statements                                   6

    Item 2.         Management's Discussion and Analysis                            7-10
                    of Financial Condition and Results
                    of Operations

PART II.         OTHER INFORMATION                                                  11

SIGNATURE PAGE                                                                      12

INDEX TO EXHIBITS                                                                   13-15

PART 1 - FINANCIAL INFORMATION




GADZOOKS, INC.
CONDENSED BALANCE SHEETS
================================================================================
(In thousands)
(Unaudited)



                                                                  AUGUST 2,            FEBRUARY 1,
                                                                    1997                  1997
                                                                ------------          -------------

ASSETS
Current assets:
    Cash and cash equivalents                                   $    7,017            $    10,348
    Short-term investments                                          10,171                 12,420
    Accounts receivable                                              3,275                  1,284
    Inventory                                                       30,713                 23,211
    Other current assets                                             1,446                  1,328
                                                                ----------            -----------
                                                                    52,622                 48,591
                                                                ----------            -----------

Leaseholds, fixtures and equipment, net                             21,496                 16,156
                                                                ----------            -----------

                                                                $   74,118            $    64,747
                                                                ==========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $    17,257           $      7,654
    Accrued expenses & other current liabilities                     4,002                  5,490
    Income taxes payable                                               386                  1,115
                                                                ----------            -----------
                                                                    21,645                 14,259
                                                                ----------            -----------

Accrued rent & other long-term obligations                           1,559                  1,425

Shareholders' equity:
    Common stock                                                        87                     86
    Additional paid-in capital                                      40,096                 39,741
    Retained earnings                                               10,731                  9,236
                                                                ----------            -----------
                                                                    50,914                 49,063
                                                                ----------            -----------
                                                                $   74,118            $    64,747
                                                                ==========            ===========




  The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF INCOME
================================================================================
(In thousands, except per share data)
(Unaudited)



                                                     SECOND QUARTER ENDED               SIX MONTHS ENDED
                                                    -----------------------        -------------------------
                                                     AUGUST 2,    JULY 27,          AUGUST 2,      JULY 27,
                                                       1997         1996              1997           1996
                                                    -----------  ----------        -----------    ----------
Net Sales                                           $    36,780  $   28,504        $    70,850    $   51,990
Cost of goods sold including buying,
    distribution and occupancy costs                     27,758      19,634             51,701        36,173
                                                    -----------  ----------        -----------    ----------

       Gross Profit                                       9,022       8,870             19,149        15,817

Selling, general and administrative expenses              8,881       6,423             17,114        12,409
                                                    -----------  ----------        -----------    ----------

       Operating Income                                     141       2,447              2,035         3,408

Interest income, net                                        134         168                376           397
                                                    -----------  ----------        -----------    ----------

       Income before income taxes                           275       2,615              2,411         3,805

Provision for income taxes                                  104         968                916         1,420
                                                    -----------  ----------        -----------    ----------

       Net income                                   $       171  $    1,647        $     1,495    $    2,385
                                                    ===========  ==========        ===========    ==========

Net income per common and common
   equivalent share                                 $      0.02  $     0.18        $      0.16    $     0.26
                                                    ===========  ==========        ===========    ==========
Weighted average common and common
   equivalent shares outstanding                          9,110       9,116              9,118         9,074
                                                    ===========  ==========        ===========    ==========




  The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED BALANCE SHEETS
================================================================================
(In thousands)
(Unaudited)


                                                                        SIX MONTHS ENDED
                                                                ---------------------------------
                                                                 AUGUST 2,              JULY 27,
                                                                   1997                   1996
                                                                ==========            ===========
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $    1,495            $     2,385
Adjustments to reconcile net income to cash
 provided by operating activities:
    Depreciation                                                     1,457                  1,006
    Changes in operating assets and liabilities                     (2,091)                (5,089)
                                                                ----------            -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    861                 (1,698)
                                                                ----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                       (6,797)                (3,799)
    Sales of short-term investments, net                             2,249                    --
                                                                ----------            -----------
NET CASH USED IN INVESTING ACTIVITIES:                              (4,548)                (3,799)
                                                                ----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term obligations                                  --                     (45)
    Issuance of common stock, net                                      356                  9,041
                                                                ----------            -----------
NET CASH PROVIDEDD BY FINANCING ACTIVITIES                             356                  8,996
                                                                ----------            -----------

Net increase (deccrease) in cash and cash equivalents               (3,331)                 3,499
Cash and cash equivalents at beginning of period                    10,348                 13,733
                                                                ----------            -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    7,017            $    17,232
                                                                ==========            ===========


  The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 2, 1997 and February 1, 1997, and the results of operations and cash flows for the six months ended August 2, 1997 and July 27, 1996. The results of operations for the second quarters and six months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet as of February 1, 1997 is derived from audited financial statements. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

2.       NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, to simplify the calculation of earnings per share for publicly held companies. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires the disclosure of basic and diluted earnings per share as well as the restatement of all prior period earnings per share data presented. For the second quarter and six months ended August 2, 1997, the amounts reported as net income per common and common equivalent share are not materially different from that which would have been reported for basic and diluted earnings per share in accordance with SFAS 128. Under SFAS 128, the basic and diluted pro forma earnings per share for the second quarter and six months ending July 27, 1996 would have been $0.20 and $0.29, respectively.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


GENERAL

Gadzooks is a rapidly growing, mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of
13 and 19.   As of August 2, 1997, the Company had opened 38 new stores since the beginning of the fiscal year, and operated 221 mall-based stores in 28 states throughout the Mid-Atlantic, Southwest, Midwest, and Southeast regions of the United States.

The Company's business is subject to seasonal influences with slightly higher sales during the Christmas holiday, back- to-school, and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.

RESULTS OF OPERATIONS

Second Quarter Ended August 2, 1997 Compared to Second Quarter Ended July 27,
1996

Net sales increased approximately $8.3 million, or 29.0 percent to $36,780,000 during the second quarter of fiscal 1997 from $28,504,000 during the comparable quarter of fiscal 1996. The overall sales increase was attributable to new stores not yet included in the comparable store sales base that offset a decrease in comparable store sales of 3.6 percent for the second quarter of fiscal 1997. A store becomes comparable after it has been open for 14 full fiscal months.

Gross profit increased approximately $152,000 to $9,022,000 during the second quarter of fiscal 1997 from $8,870,000 during the comparable quarter of fiscal 1996. As a percentage of net sales, gross profit decreased to 24.5 percent compared to 31.1 percent in the comparable quarter of last year. Merchandise margins decreased by 5 percent of sales due to the substantial amount of markdowns taken primarily in the junior category, and to a lesser extent, the unisex category. These markdowns were attributable to a shift in key fashion trends during the quarter. Store occupancy costs increased by one percent of sales as a result of lower than expected sales. Buying and distribution costs increased slightly as a percentage of sales primarily due to the Company's move to a larger distribution center at the beginning of the second quarter.

Selling, general and administrative expenses increased approximately $2.5 million to $8,881,000 during the second quarter of 1997 from $6,423,000 during the comparable quarter of fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased to 24.1 percent of sales during the second quarter of fiscal 1997 from 22.5 percent of sales during the comparable quarter of last year. The increase as a percentage of sales was primarily due to lower than expected sales. Additional sales promotions, increased markdown pricing and other related tasks required at the store level to clear summer merchandise were primary factors contributing to the increase in store level operating costs as a percentage of sales.

Operating income decreased approximately $2.3 million to $141,000 during the second quarter of fiscal 1997 from $2,447,000 during the comparable quarter of last year. As a percentage of net sales, operating income decreased to 0.4 percent of sales from 8.6 percent of sales during the comparable quarter of last year.

The Company's net interest income decreased $34,000 to $134,000 during the second quarter of fiscal 1997 from $168,000 net interest income in the comparable period of last year due to the use of temporary investments of cash to fund the Company's continuing expansion into new markets.

Six Months Ended August 2, 1997 Compared to Six Months Ended July 27, 1996

Net sales increased approximately $18.9 million, or 36.3 percent to $70,850,000 during the first six months of fiscal 1997 from $51,990,000 during the comparable period of fiscal 1996. The sales increase was attributable to new stores not yet included in the comparable store sales base. Comparable store sales were flat for the first six months of fiscal 1997. A store becomes comparable after it has been open for 14 full fiscal months.

Gross profit increased approximately $3.3 million to $19,149,000 during the first six months of fiscal 1997 from $15,817,000 during the comparable period of fiscal 1996. As a percentage of net sales, gross profit decreased to 27.0 percent compared to 30.4 percent in the comparable period of last year. Merchandise margins decreased by 3 percent of sales due to the substantial amount of mark downs taken primarily in the junior category during the second quarter of 1997. Store occupancy costs, included in cost of goods sold, increased slightly as a percentage of sales as a result of lower than expected sales. In addition, buying and distribution costs increased slightly as a percentage of sales, as a result of the Company's move to a larger distribution center in May 1997.

Selling, general and administrative expenses increased approximately $4.7 million to $17,114,000 during the first six months of 1997 from $12,409,000 during the comparable period of fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased to 24.2 percent of sales during the first six months of fiscal 1997 from 23.9 percent of sales during the comparable period of last year. The increase as a percentage of net sales was due to lower than expected second quarter sales. Additional sales promotions, increased markdown pricing and other related tasks required at the store level to clear summer merchandise were primary factors contributing to the increase in store level operating costs as a percentage of sales.

Operating income decreased approximately $1.4 million to $2,035,000 during the first six months of fiscal 1997 from $3,408,000 during the comparable period of last year. As a percentage of net sales, operating income decreased to 2.9 percent of sales from 6.6 percent of sales during the comparable period of last year.

Net interest income decreased $21,000 to $376,000 during the first six months of fiscal 1997 from $397,000 net interest income in the comparable period of last year. The Company's interest income decreased due to the use of temporary cash investments to fund the Company's continued expansion.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations and proceeds of a public offering completed in January, 1996.

Cash Flows. At August 2, 1997, cash and cash equivalents were $7.0 million, a decrease of $3.3 million since February 1, 1997. The primary uses of cash were increased inventory levels of $7.5 million, capital expenditures of $3.8 million for new stores, capital expenditures of $3.0 million for the new corporate headquarters and distribution center, an increase in accounts receivable of $2.0 million and a decrease in accrued payroll of $2.0 million. The primary sources of cash for the first six months of fiscal 1997 were an increase in accounts payable of $9.6 million, net income before depreciation of $3.0 million and sales of short-term investments of $2.2 million. The Company opened 24 new stores during the second quarter of 1997 as compared with 14 new stores in the same period of the prior year.

As of August 2, 1997, the Company had $10.2 million in short-term investments consisting of highly liquid investments with original maturities between three and twelve months. These funds are available for the Company's cash requirements.

Credit Facility. The Company currently has a loan agreement with Wells Fargo Bank, Dallas, Texas, which provides for an unsecured revolving line of credit of $10 million. Amounts borrowed under the revolving line bear interest at the lesser of either Prime Rate or 1.95 percent above LIBOR. The Company must also pay a commitment fee of 0.50 percent per annum on the unused portion of the revolving line. As of August 2, 1997, no amounts were outstanding under the revolving line. The revolving line also provides for the issuance of letters of credit that are generally used in certain circumstances in connection with merchandise purchases. As of August 30, 1997, letters of credit in the amount of $0.6 million were issued and outstanding.

Capital Expenditures. The Company anticipates opening approximately 29 new stores during the remaining quarters of fiscal 1997. The Company estimates that its average capital expenditures to open a new store, including leasehold improvements and furniture and fixtures, will be approximately $167,000 (approximately $100,000 net of all landlord construction allowances). The cost of initial inventory for a new store is approximately $100,000; however, the immediate cash requirement for inventory is partially financed through the Company's payment terms with its vendors. The Company expects new stores opened in the Northeast market during the third and fourth quarters of fiscal 1997 to cost approximately $225,000 prior to landlord construction allowances. Pre-opening costs range from $9,000 to $13,000 for travel, hiring and training, and other miscellaneous costs associated with the setup of a new store prior to its opening for business. Pre-opening costs are expensed in the period when the store opens.

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

PART II - OTHER INFORMATION


Items 1-3 - None

Item  4 - Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on June 25, 1997.

         (b) Information regarding the Company's directors is contained in the Company's Definitive Proxy Statement which is attached hereto as
              Exhibit 22.

         (c) Alan W. Crites and Gerald R. Szczepanski were elected to serve as directors until the Company's 2000 annual meeting of shareholders according to the following votes:

              Crites:          For:  7,646,114  Withheld:  10,022
              Szczepanski:     For:  7,646,139  Withheld:   9,997

              The selection of Price Waterhouse as the Company's independent accountants for the fiscal year ending January 31, 1998 was ratified by the shareholders according to the following vote:

              For:  7,653,737    Against:  992    Withheld:     1,407

         (d)  None.

Item  5 - None

Item  6 - Exhibits and Reports on Form 8-K

         (a)  See Index to Exhibits.

         (b)  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GADZOOKS, INC.
                                         (Registrant)




DATE:  September 11, 1997                By: /s/ MONTY R. STANDIFER
                                            ------------------------------------
                                         Monty R. Standifer
                                         Senior Vice President and
                                         Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NO.                            DESCRIPTION OF DOCUMENTS
-------                        ------------------------
 3.1      Second Restated Articles of Incorporation of the Company (filed as
          Exhibit 4.1 to the Company's Form S-8 (No.  33-98038) filed with the
          Commission on October 12, 1995 and incorporated herein by reference).

 3.2      Amended and Restated Bylaws of the Company (filed as Exhibit
          4.2 to the Company's Form S-8 (No. 33-98038) filed with the
          Commission on October 12, 1995 and incorporated herein by reference).

*3.3      First Amendment to the Amended and Restated Bylaws of the Company.

 4.1 Specimen Certificate for shares of Common Stock, $.01 par value, of the Company (filed as Exhibit 4.1 to the Company's Amendment No. 2 to
          Form S-1 (No. 33-95090) filed with the Commission on September 8,
          1995 and incorporated herein by reference).

 10.1     Purchase Agreement dated as of January 31, 1992 among the Company,
          Gerald R. Szczepanski, Lawrence H. Titus, Jr. and the Investors listed therein (filed as Exhibit 10.1 to the Company's Form S-1 (No.
          33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

 10.2     Purchase Agreement dated as of May 26, 1994 among the Company,
          Gerald R. Szczepanski, Lawrence H. Titus, Jr. and the Investors listed therein (filed as Exhibit 10.2 to the Company's Form S-1 (No.
          33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

 10.3     Credit Agreement dated as of January 30, 1997 between the Company and
          Wells Fargo Bank (Texas), National Association (filed as Exhibit 10.3 to the Company's 1996 Annual Report on Form 10-K filed with the Commission on April 23, 1997 and incorporated herein by reference).


10.4 Form of Indemnification Agreement with a schedule of director signatories (filed as Exhibit 10.5 to the Company's Form S-1 (No.
          33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

10.5      Employment Agreement dated January 31, 1992 between the Company and
          Gerald R. Szczepanski, as continued by letter agreement (filed as Exhibit 10.6 to the Company's Form S-1 (No. 33-95090) filed with the
          Commission on July 28, 1995 and incorporated herein by reference).

10.6      1992 Incentive and Nonstatutory Stock Option Plan dated February 26,
          1992, and Amendments No. 1 through 3 thereto (filed as Exhibit 10.8 to the Company's Form S-1 (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

10.7 1994 Incentive and Nonstatutory Stock Option Plan for Key Employees dated September 30, 1994 (filed as Exhibit 10.9 to the Company's Form
          S-1 (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

10.8 1995 Non-Employee Director Stock Option Plan (filed as Exhibit 10.10 to the Company's Form S-1 (No. 333-00196) filed with the Commission on January 9, 1996 and incorporated herein by reference).

10.9      Gadzooks, Inc. Employees' Savings Plan (filed as Exhibit 10.11 to the
          Company's Form S-1 (No. 33-95090) filed with the Commission on July
          28, 1995 and incorporated herein by reference).

10.10     Severance Agreement dated September 5, 1996 between the Company and
          Gerald R. Szczepanski (filed as Exhibit 10.10 to the Company's 1996
          Annual Report on Form 10-K filed with the Commission on April 23,
          1997 and incorporated herein by reference).

10.11 Form of Severance Agreement with a schedule of executive officer signatories (filed as Exhibit 10.11 to the Company's 1996 Annual
          Report on Form 10-K filed with the Commission on April 23, 1997 and incorporated herein by reference).


10.12     Amendment No. 4 to the Gadzooks, Inc. 1992 Incentive and Nonstatutory
          Stock Option Plan (filed as Exhibit 10.14 to the Company's Amendment
          No. 3 to Form S-1 (No. 33-95090) filed with the Commission on
          September 27, 1995 and incorporated herein by reference).

10.13     Amendment No. 5 to the Gadzooks, Inc. 1992 Incentive and Nonstatutory
          Stock Option Plan dated September 12, 1996 (filed as Exhibit 10.13 to the Company's 1996 Annual Report on Form 10-K filed with the
          Commission on April 23, 1997 and incorporated herein by reference).

10.14     Amendment No. 1 to the 1994 Incentive and Nonstatutory Stock Option
          Plan for Key Employees dated September 12, 1996 (filed as Exhibit
          10.14 to the Company's 1996 Annual Report on Form 10-K filed with the
          Commission on April 23, 1997 and incorporated herein by reference).

22        Definitive Proxy Statement Pursuant to Section 14(a) of the
          Securities Exchange Act of 1934 (filed with the Commission on May 13,
          1997 and incorporated herein by reference).

*27        Financial Data Schedule.




* Filed herewith (unless otherwise indicated exhibits are previously filed).