Form 10-Q
period 1997-11-01
GADZOOKS INC
filed 1997-12-11
CIK 924140

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

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1997

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

------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

     As of December 4, 1997, the number of shares outstanding of the registrant's common stock is 8,697,510.

                                 GADZOOKS, INC.

                                    FORM 10-Q

                     For the Quarter Ended November 1, 1997

                                      INDEX


                                                                              PAGE
                                                                              ----

PART I.    FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Balance Sheets as of November 1, 1997                 3
              and February 1, 1997

              Condensed Statements of Income for the                          4
              Third Quarter and Nine Months Ended
              November 1, 1997 and October 26, 1996

              Condensed Statements of Cash Flows for the                      5
              Nine Months Ended November 1, 1997 and
              October 26, 1996

              Notes to Financial Statements                                   6

   Item 2.    Management's Discussion and Analysis                           7-10
              of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION                                                  11

SIGNATURE PAGE                                                                12

INDEX TO EXHIBITS                                                            13-15

PART I - FINANCIAL INFORMATION



GADZOOKS, INC.
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)

                                                            NOVEMBER 1,    FEBRUARY 1,
                                                               1997            1997
                                                            -----------    -----------

ASSETS
Current assets:
  Cash and cash equivalents                                 $  14,295      $  10,348
  Short-term investments                                           --         12,420
  Accounts receivable                                           2,980          1,284
  Inventory                                                    34,547         23,211
  Other current assets                                          2,082          1,328
                                                            ---------      ---------
                                                               53,904         48,591
                                                            ---------      ---------
Leaseholds, fixtures and equipment, net                        23,000         16,156
                                                            ---------      ---------
                                                            $  76,904      $  64,747
                                                            =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  18,044      $   7,654
  Accrued expenses & other current liabilities                  3,812          5,490
  Income taxes payable                                             --          1,115
                                                            ---------      ---------
                                                               21,856         14,259
                                                            ---------      ---------

Accrued rent & other long-term obligations                      1,645          1,425

Shareholders' equity:
  Common stock                                                     87             86
  Additional paid-in capital                                   40,665         39,741
  Retained earnings                                            12,651          9,236
                                                            ---------      ---------
                                                               53,403         49,063
                                                            ---------      ---------
                                                            $  76,904      $  64,747
                                                            =========      =========



   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(In thousands, except per share data)
(Unaudited)



                                                    THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                 -------------------------   ------------------------
                                                 NOVEMBER 1,   OCTOBER 26,   NOVEMBER 1,  OCTOBER 26,
                                                    1997          1996          1997          1996
                                                 -----------   -----------   -----------  -----------

Net sales                                         $ 41,268      $ 31,171      $112,118      $ 83,161
Cost of goods sold including buying,
   distribution and occupancy costs                 28,629        21,337        80,330        57,510
                                                  --------      --------      --------      --------

          Gross profit                              12,639         9,834        31,788        25,651

Selling, general and administrative expenses         9,770         7,045        26,884        19,454
                                                  --------      --------      --------      --------

          Operating income                           2,869         2,789         4,904         6,197

Interest income, net                                   168           254           543           650
                                                  --------      --------      --------      --------

          Income before income taxes                 3,037         3,043         5,447         6,847

Provision for income taxes                           1,117         1,125         2,032         2,545
                                                  --------      --------      --------      --------

          Net income                              $  1,920      $  1,918      $  3,415      $  4,302
                                                  ========      ========      ========      ========


Net income per common and common
   equivalent share                               $   0.21      $   0.21      $   0.38      $   0.47
                                                  ========      ========      ========      ========
Weighted average common and common
   equivalent shares outstanding                     9,064         9,119         9,099         9,090
                                                  ========      ========      ========      ========



   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)


                                                               NINE MONTHS ENDED
                                                          --------------------------
                                                          NOVEMBER 1,    OCTOBER 26,
                                                             1997           1996
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $  3,415       $  4,302
Adjustments to reconcile net income to cash
  provided by operating activities:
     Depreciation                                             2,362          1,580
     Changes in operating assets and liabilities             (5,970)        (4,129)
                                                           --------       --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (193)         1,753
                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                               (9,206)        (5,956)
     Sales (purchases) of short-term investments, net        12,420         (7,759)
                                                           --------       --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           3,214        (13,715)
                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term obligations                         --              (45)
     Issuance of common stock, net                              357          9,092
     Tax benefit from exercise of stock options                 569           --
                                                           --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       926          9,047
                                                           --------       --------

Net increase (decrease) in cash and cash equivalents          3,947         (2,915)
Cash and cash equivalents at beginning of period             10,348         13,733
                                                           --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 14,295       $ 10,818
                                                           ========       ========


  The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 1, 1997 and February 1, 1997, and the results of operations and cash flows for the nine months ended November 1, 1997 and October 26, 1996. The results of operations for the third quarters and nine months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet as of February 1, 1997 is derived from audited financial statements. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

2.       NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, to simplify the calculation of earnings per share for publicly held companies. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires the disclosure of basic and diluted earnings per share as well as the restatement of all prior period earnings per share data presented. For the third quarter and nine months ended November 1, 1997, the amounts reported as net income per common and common equivalent share are not materially different from that which would have been reported for basic and diluted earnings per share in accordance with SFAS 128. Under SFAS 128, the basic pro forma earnings per share for the third quarter and nine months ending October 26, 1996 would have been $0.23 and $0.52, respectively.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


GENERAL

Gadzooks is a rapidly growing, mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 13 and 19. As of November 1, 1997, the Company had opened 49 new stores since the beginning of the fiscal year, and operated 232 mall-based stores in 28 states throughout the Mid-Atlantic, Southwest, Midwest, and Southeast regions of the United States. Eleven of the 49 new stores were opened during the third quarter ended November 1, 1997.

The Company's business is subject to seasonal influences with slightly higher sales during the Christmas holiday, back-to-school, and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.

RESULTS OF OPERATIONS

Third Quarter Ended November 1, 1997 Compared to Third Quarter Ended October 26, 1996

Net sales increased approximately $10.1 million, or 32.4 percent to $41,268,000 during the third quarter of fiscal 1997 from $31,171,000 during the comparable quarter of fiscal 1996. Comparable store sales increased 3.3 percent for the third quarter of fiscal 1997. The balance of the sales increase was attributable to new stores not yet included in the comparable store sales base. A store becomes comparable after it has been open for 14 full fiscal months.

Gross profit increased approximately $2.8 million to $12,639,000 during the third quarter of fiscal 1997 from $9,834,000 during the comparable quarter of fiscal 1996. As a percentage of net sales, gross profit decreased to 30.6 percent compared to 31.5 percent in the comparable quarter of last year. The decrease in gross profit resulted from markdowns taken in the junior category for back-to-school merchandise as the Company transitioned its inventory in this category from retro wear to active wear. Store occupancy and buying and distribution costs as a percentage of sales were flat when compared to the third quarter of 1996.

Selling, general and administrative expenses ("SG&A") increased approximately $2.7 million to $9,770,000 during the third quarter of 1997 from $7,045,000 during the comparable quarter of fiscal 1996. The increase in SG&A dollars is primarily attributable to increased costs at the store level as a result of the Company's expanded current year store base and a corresponding increase in administrative support costs. As a percentage of net sales, SG&A increased to
23.7 percent during the third quarter of fiscal 1997 from 22.6 percent during the comparable quarter of last year. The increase in the SG&A percentage is primarily due to the change in the Company's reporting calendar at the end of last year to match the fiscal reporting periods of other peer-group retailers. Because of the shift, the third quarter lost a high-volume sales week to the second quarter and gained a low-volume sales week. The one-week shift in the calendar reduced third quarter sales by a net of $1.3 million, while SG&A, which has a significant fixed-cost component, remained essentially unchanged.

The Company's net interest income decreased $86,000 to $168,000 during the third quarter of fiscal 1997 from $254,000 in the comparable period of last year due to the use of short-term investments to fund the Company's continuing expansion.

Nine Months Ended November 1, 1997 Compared to Nine Months Ended October 26,
1996

Net sales increased approximately $29.0 million, or 34.8 percent, to $112,118,000 during the first nine months of fiscal 1997 from $83,161,000 during the comparable period of fiscal 1996. Comparable store sales increased 1.2 percent for the first nine months of fiscal 1997. The balance of the sales increase was attributable to new stores not yet included in the comparable store sales base. A store becomes comparable after it has been open for 14 full fiscal months.

Gross profit increased approximately $6.1 million to $31,788,000 during the first nine months of fiscal 1997 from $25,651,000 during the comparable period of fiscal 1996. As a percentage of net sales, gross profit decreased to 28.4 percent compared to 30.8 percent in the comparable period of last year. Merchandise margins decreased by 2.0 percent of sales due to the substantial amount of mark downs taken primarily in the junior category during the second and third quarters of 1997. Store occupancy costs, included in cost of goods sold, increased slightly as a percentage of sales as a result of lower than expected second quarter sales. In addition, buying and distribution costs increased slightly as a percentage of sales as a result of the Company's move to a larger distribution center in May 1997. As the Company continues to grow its store base, this percentage is expected to decline.

SG&A increased approximately $7.4 million to $26,884,000 during the first nine months of 1997 from $19,454,000 during the comparable period of fiscal 1996. As a percentage of net sales, SG&A increased to 24.0 percent during the first nine months of fiscal 1997 from 23.4 percent during the comparable period of last year. The increase as a percentage of net sales was primarily due to lower than expected second quarter sales. Additional sales promotions, increased markdown pricing and other related tasks required at the store level to clear summer merchandise during the second quarter were primary factors contributing to the increase in store level operating costs as a percentage of sales.

Net interest income decreased $107,000 to $543,000 during the first nine months of fiscal 1997 from $650,000 in the comparable period of last year. The Company's interest income decreased due to the use of short-term cash investments to fund the Company's continued expansion.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations and proceeds of a public offering completed in January, 1996.

Cash Flows. At November 1, 1997, cash and cash equivalents were $14.3 million, an increase of $3.9 million since February 1, 1997. The primary uses of cash were increased inventory levels of $11.3 million, capital expenditures of $5.8 million for new stores, capital expenditures of $3.3 million for the new corporate headquarters and distribution center, an increase in accounts receivable of $1.7 million and a decrease in accrued payroll of $1.7 million. The primary sources of cash for the first nine months of fiscal 1997 were an increase in accounts payable of $10.4 million, net income before depreciation of $5.8 million and sales of short-term investments of $12.4 million. The Company opened 49 new stores during the first nine months of 1997 as compared with 48 new stores in the same period of the prior year.

Credit Facility. The Company currently has a loan agreement with Wells Fargo Bank, Dallas, Texas, which provides for an unsecured revolving line of credit of $10 million. Amounts borrowed under the revolving line bear interest at the lesser of either Prime Rate or 1.95 percent above LIBOR. The Company must also pay a commitment fee of 0.50 percent per annum on the unused portion of the revolving line. As of November 1, 1997, no amounts were outstanding under the revolving line. The revolving line also provides for the issuance of letters of credit that are generally used in certain circumstances in connection with merchandise purchases. As of November 24, 1997, letters of credit in the amount of $0.3 million were issued and outstanding.

Capital Expenditures. The Company completed its fiscal 1997 store expansion with the opening of 18 new stores during the month of November. The Company estimates that its average capital expenditures to open a new store, including leasehold improvements and furniture and fixtures, will be approximately $167,000 (approximately $100,000 net of all landlord construction allowances). The typical cost of initial inventory for a new store is approximately $100,000; however, the immediate cash requirement for inventory is partially financed through the Company's payment terms with its vendors. The Company expects each new store opened in the Northeast market during the fourth quarter of fiscal 1997 to cost approximately $290,000 prior to landlord construction allowances. Pre-opening costs range from $9,000 to $13,000 for travel, hiring and training, and other miscellaneous costs associated with the setup of a new store prior to its opening for business. Pre-opening costs are expensed in the period when the store opens.

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


Items 1-5 - None

Item  6 - Exhibits and Reports on Form 8-K

         (a)   See Index to Exhibits.

         (b)   None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GADZOOKS, INC.
                                               (Registrant)




DATE:  December 10, 1997               By: /s/ MONTY R. STANDIFER
                                           ------------------------------------
                                              Monty R. Standifer
                                              Senior Vice President and
                                              Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
   NO.                                   DESCRIPTION OF DOCUMENTS
-------                                  ------------------------

 3.1 Third Restated Articles of Incorporation of the Company (filed as Exhibit 4.1 to the Company's Form S-8 (No. 33-98038) filed with the Commission on October 12, 1995 and incorporated herein by reference).

 3.2             Amended and Restated Bylaws of the Company (filed as Exhibit
                 4.2 to the Company's Form S-8 (No. 33-98038) filed with the
                 Commission on October 12, 1995 and incorporated herein by reference).

 3.3             First Amendment to the Amended and Restated Bylaws of the
                 Company (filed as Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission on September 16, 1997 and is incorporated herein by reference).

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

 27              Financial Data Schedule.