Form 10-K
period 1998-01-31
GADZOOKS INC
filed 1998-04-27
CIK 924140

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

       For Annual and Transition Reports Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-26732

                                 GADZOOKS, INC.
             (Exact name of registrant as specified in its charter)

       TEXAS                                                74-2261048
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

4121 INTERNATIONAL PARKWAY
CARROLLTON, TEXAS                                                 75007
(Address of principal executive offices)                        (Zip Code)


              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (972) 307-5555

Securities Registered Pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, $0.01 par value                     The Nasdaq Stock Market

Securities Registered Pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----

         The aggregate market value of Common Stock held by non-affiliates of the registrant on April 13, 1998 was approximately $191,963,408. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

    On April 13, 1998, the registrant had 8,817,757 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part II incorporates information by reference from the registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1998, filed herewith as Exhibit 13.

         Part III incorporates information by reference from the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

         Gadzooks, Inc. (the "Company" or "Gadzooks") is a rapidly growing, mall-based specialty retailer of casual apparel and related accessories for young men and women, principally between the ages of 13 and 19. The Company currently operates 275 stores in both metropolitan and middle markets in 32 states throughout the, Southwest, Midwest, Southeast, Mid-Atlantic and Northeast regions of the United States. The Company opened 67 new stores during fiscal 1997. In addition, the Company plans to open approximately 70 to 75 new stores in fiscal 1998, 26 of which have been opened as of April 1998.

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

BUSINESS STRATEGY

         The Company is a leading retailer of brand name casual apparel and related accessories to teenagers. The principal elements of the Company's business strategy are:

    o Focus on the Male and Female Teenage Customer. The Gadzooks concept focuses on providing fashionable casual apparel and accessories to both male and female teenage customers. By offering merchandise for both sexes, Gadzooks believes that it serves a much broader customer base than many of its specialty store competitors and that it reduces the potential fashion risk of concentrating on one gender exclusively. Furthermore, Gadzooks believes that it attracts additional customers by creating a shopping environment where it is comfortable for both males and females to shop as couples or with friends, as well as on their own.

    o Multiple Merchandise Categories. A key component of the Company's merchandising strategy is to reduce its dependence on any one fashion, style, brand or item by offering products in a broad range of categories. Each Gadzooks store carries approximately 2,500 stock-keeping units or "SKUs" (excluding different sizes of the same item), including woven and knit tops, jeans, shorts, junior dresses, swimwear, t-shirts, footwear, sunglasses, watches, costume jewelry and other accessory items. The Company regularly monitors store sales by classification, SKU and size to identify emerging fashion trends, and manages the product mix in its stores to respond to the spending patterns of its customers. The Company believes that its success to date has been largely attributable to its ability to meet the changing fashion preferences of its customers.

    o Emphasis on Brand Name Merchandise. Another key feature of the Company's merchandising strategy is to offer a wide variety of popular brand name merchandise based on its belief that its customers shop primarily for recognized labels and designs. The Company's merchandise includes high visibility names such as JNCO, Dr. Marten, Kikwear, Adidas and BC Ethic and other popular fashions and brand name merchandise. The Company concentrates on merchandise that appeals to the mainstream teenager rather than relying on "cutting edge" products. The Company believes that this strategy is consistent with its philosophy of responding to its customers' fashion preferences as opposed to attempting to establish fashion trends.

    o Metropolitan and Middle Market Locations. A central aspect of the Company's strategy has been the development of a store concept that is successful in both metropolitan and middle markets. The Company believes that teenagers throughout the United States frequently have similar fashion preferences as a result of the influence of television programs, MTV and music and fashion magazines. As a result, the Company has been able to operate stores successfully across a broad range of demographic and geographic markets, increasing the number of potential sites available to the Company.

    o Attentive Customer Service. The Company is committed to offering professional, attentive and personalized customer service. Gadzooks hires young, energetic, service-oriented sales associates who understand teenagers and can relate to their changing needs and preferences. The Company strives to give its teenage customers the same level of respect and attention that is generally given to adult customers at other retail stores. The Company trains sales associates to greet each customer personally, to inform the customer about new fashion trends and to suggest merchandise to suit the customer's wardrobe and lifestyle needs. The Company believes that the high level of service given to its teenage customers differentiates Gadzooks from its competition.

    o Entertaining Store Environment. The Company believes that its stores are visually appealing and provide a fun and enjoyable shopping experience for its customers. Gadzooks stores are designed to create a high energy, fun environment using neon lighting, television monitors featuring popular music videos, playful mannequins and creative, eye-catching signage. The Company's signature Volkswagen Beetle, decorated with merchandise, is a feature attraction in the stores. The Company believes that its entertaining store design encourages customers to visit the stores more frequently and to shop in the stores for longer periods of time. While Gadzooks stores are designed to appeal primarily to the teenage customer, the Company also strives to create a shopping environment that is comfortable for adults.

    o Investment in Systems and Personnel. The Company is committed to investing in information systems and using current technology to help execute its merchandising strategy. The Company's systems provide its buyers and merchandise planners with daily sales and inventory information by store, SKU and size, allowing Gadzooks to respond to changing customer preferences and to stock the appropriate quantities and styles of merchandise at each store. The Company is also committed to attracting and retaining highly-qualified, service-oriented management and sales associates and providing them with career advancement opportunities. The corporate culture at Gadzooks promotes the open exchange of new ideas and information between all levels of the Company thereby enabling management to supplement the data from its information systems with the practical experience of its employees.

    o Distribution Capabilities. The Company opened a new 110,000 square-foot distribution center in May 1997 that is three times the size of its previous distribution center. The new facility can support the merchandising needs of about 500 stores, providing for our continued store expansion into the next century. The Company believes the new distribution center is a critical element in its future growth plans.

STORE LOCATIONS

         As of April 17, 1998, the Company operated 275 stores in 32 states. The Company's existing stores are located in metropolitan markets such as Dallas, Chicago, Atlanta, Kansas City and Cincinnati, as well as middle markets such as Amarillo, Texas; Tupelo, Mississippi; and Roanoke, Virginia. The following store list shows the number of stores that Gadzooks operates in each state and the cities in which Gadzooks stores are located.


         ALABAMA                    KANSAS                   MISSOURI                   OKLAHOMA                TEXAS (CONT.)
         -------                    ------                   --------                   --------                -------------
       Huntsville                    Hays                    Columbia                     Enid                    San Angelo
         Mobile                   Hutchinson                  Joplin                     Lawton                San Antonio (4)
       Montgomery                 Manhattan               Kansas City (3)                Norman                    Sherman
        ARKANSAS                    Salina                  Springfield            Oklahoma City (4)                Temple
        --------                    Topeka                  St. Louis (3)               Shawnee                   Texarkana
      Fayetteville               Wichita (2)                  NEBRASKA                  Tulsa (2)                   Tyler
        Ft. Smith                  KENTUCKY                   --------                PENNSYLVANIA                 Victoria
        Jonesboro                  --------                 Grand Island              ------------                   Waco
     Little Rock (2)               Ashland                     Lincoln                  Altoona                 Wichita Falls
         FLORIDA                Bowling Green                 Omaha (2)                   Erie                     VIRGINIA
         -------            Florence (Cincinnati)          NEW HAMPSHIRE               Johnstown                   --------
      Jacksonville                Owensboro                -------------               Lancaster                Charlottesville
       Orlando (2)                Lexington                 Manchester              Philadelphia (2)               Chesapeake
        Pensacola               Louisville (2)                 Salem                    Scranton                 Christianburg
       Tallahassee                 Paducah                  NEW JERSEY               State College              Fredericksburg
         GEORGIA                  LOUISIANA                 ----------               SOUTH CAROLINA              Harrisonburg
         -------                  ----------                 Freehold                --------------                Manassas
         Athens                   Alexandria                Livingston               Charleston (2)              Newport News
       Atlanta (7)             Baton Rouge (2)                Paramus                 Columbia (2)                 Roanoke
         Augusta                    Houma                    Rockaway                  Greenville                Springfield
          Macon                   Lafayette                 NEW MEXICO                Myrtle Beach              Virginia Beach
        ILLINOIS                 Lake Charles               ----------                Spartanburg                 Winchester
        --------                    Monroe                Albuquerque (2)             SOUTH DAKOTA              WEST VIRGINIA
       Bloomington             New Orleans (3)              Las Cruces                ------------              -------------
       Carbondale               Shreveport (2)               Santa Fe                 Sioux Falls                 Bridgeport
        Champaign                  MARYLAND                  NEW YORK                  TENNESSEE                  Charleston
      Chicago (12)                 --------                  --------                  ---------                  Huntington
Fairview Heights (St. Louis)    Baltimore (2)                 Albany                  Chattanooga                Parkersburg
         Moline                   Frederick                   Nanuet                    Jackson                   WISCONSIN
         Peoria                 MASSACHUSETTS                Rochester                 Kingsport                  ---------
        Rockford                -------------              Staten Island             Knoxville (2)                 Appleton
       Springfield                Boston (2)                 Syracuse                 Memphis (3)                 Eau Claire
         INDIANA                   MICHIGAN               NORTH CAROLINA             Nashville (3)                Green Bay
         -------                   --------               ---------------               TEXAS                    Madison (2)
         Elkhart                    Flint                  Charlotte (2)                -----                   Milwaukee (3)
       Evansville                  Portage                   Concord                   Abilene                      Wausau
        Ft. Wayne                  Saginaw                 Fayetteville                Amarillo
      Indianapolis                MINNESOTA                 Greensboro                Austin (2)
        Lafayette                 ---------                   Hickory                   Beaumont
      Merrillville                 Mankato                  High Point              College Station
         Muncie           Minneapolis / St. Paul (3)    Raleigh-Durham (3)           Corpus Christi
       Terre Haute                St. Cloud                Winston-Salem         Dallas / Ft. Worth (9)
          IOWA                   MISSISSIPPI                   OHIO                      Denton
          ----                   -----------                   ----                   El Paso (3)
    Cedar Rapids (2)                Biloxi                Cincinnati (2)               Harlingen
     Council Bluffs              Hattiesburg               Cleveland (4)              Houston (12)
        Davenport                  Jackson                   Columbus                   Killeen
     Des Moines (3)                Meridian                   Dayton                     Laredo
         Dubuque                    Tupelo                     Heath                    Longview
       Fort Dodge                                            Lancaster                  Lubbock
       Sioux City                                              Lima                     McAllen
                                                             Mansfield                  Midland
                                                               Niles                     Odessa
                                                             Sandusky                 Port Arthur
                                                          St. Clairsville
                                                              Toledo

Expansion Strategy

    The following table provides a history of the Company's store expansion program over the past five fiscal years.

                                                                                  Fiscal Year
                                                                 -------------------------------------------
                                                                  1993     1994      1995     1996     1997
                                                                 -------  -------   -------  -------  -------
Number of stores open at beginning of period  . . . . . . .         43        65        90      126     183
Number of new stores opened . . . . . . . . . . . . . . . .         23        26        39       57      67
Number of stores closed . . . . . . . . . . . . . . . . . .          1         1         3       --      --
                                                                 -------  -------   -------  -------  -------
Number of stores open at end of period  . . . . . . . . . .         65        90       126      183     250
                                                                 =======  =======   =======  =======  =======


    The Company's expansion strategy is to continue to open stores in enclosed shopping malls in both metropolitan markets and middle markets primarily in its existing markets, and to continue developing the northeast market where the Company made its initial entry at the end of 1997. The Company expects to open approximately 70 to 75 new stores during fiscal 1998, 26 of which have been opened as of April 1998. The Company believes that the broad appeal of the Gadzooks concept enables it to operate successfully in diverse geographic and demographic markets, thereby increasing the total number of potential sites available to the Company.

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

STORE-LEVEL ECONOMICS

    In 1997, the Company's 250 stores averaged $794,437 in annualized net sales and produced annualized net sales per square foot of approximately $341.
Stores which were opened during all of fiscal 1997, a total of 183 stores, generated average net sales of $785,797 and average store-level operating cash flow (defined as store operating income before depreciation and excluding changes in working capital) of approximately $134,000, or 17.0% of average net sales. In general, the Company's newer stores typically generate lower sales volumes and operating cash flow than its more mature stores. Capital expenditures, including leasehold improvements and furniture and fixtures, for the 67 new stores opened during fiscal 1997 averaged approximately $186,000 (approximately $116,000 net of all landlord allowances), and initial gross inventory requirements (which were partially financed by trade credit) averaged approximately $100,000 per store. Pre-opening costs ranged from $9,000 to $13,000 for travel, hiring and training, and other miscellaneous costs associated with the set-up of a new store prior to its opening for business. Inventory requirements vary at new stores depending on the season during which they are opened and current fashion trends. There can be no assurance that in the future, the average store-level sales and operating cash flow will not vary from historical results or that the total estimated capital expenditures for new stores will not increase.

MERCHANDISING

    The Company's merchandising strategy is to provide a wide range of brand name casual apparel and related accessories that reflect the fashion preferences of young men and women principally between the ages of 13 and 19. Each store typically carries an inventory of approximately 2,200 SKUs, with most merchandise selling at prices ranging between $15 and $30.

    The Company's merchandise includes high visibility names such as JNCO, Dr. Marten, Kikwear, Adidas, BC Ethic and other popular fashions and brand name merchandise. The Company concentrates on merchandise that appeals to the mainstream teenager rather than relying on "cutting edge" products. The Company believes that this strategy is consistent with its philosophy of responding to its customers' fashion preferences as opposed to attempting to establish fashion trends.

    The Company classifies all of its merchandise into one of five categories as follows:

            o Young Men:                   The Young Mens category includes casual sportswear separates reflecting current fashion trends, such as woven and knit tops and bottoms made of denim and other fabrics.  The key vendors in this category include JNCO, Airwair,
                                           Kikwear, BC Ethic and Adidas.
            o Juniors (Young Women):       The Juniors category includes casual sportswear separates designed for the fashion-current young woman, such as knit tops, woven shirts and vests, denim, dresses and swimwear.  Key vendors in this category include JNCO,
                                           Kikwear, Mudd, BAI, Anxiety and Younique Clothing.
            o  Accessories:                The Accessories category includes a variety of male, female and unisex accessories including sunglasses, watches, wallets, key chains, handbags, earrings, necklaces, hats and other accessories.  Key vendors in this category include Fossil, Oakley, Storm, Black Flys and Adidas.
            o  Unisex Apparel:             The Unisex category consists primarily of t-shirts with logos containing current topics and humorous designs and phrases.  This category includes merchandise from various vendors, including Logotel, as well as a small selection of Company-designed products.  Periodically, the Company will supplement this category with other apparel appropriate for both sexes.
            o  Footwear:                   The Company offers a limited selection of male, female and unisex footwear including sandals and active footwear.  Key vendors in this category include
                                           Airwair, Adidas, Skechers, Espirit and Converse.

    The following table sets forth the Company's merchandise by category as an approximate percentage of net sales for fiscal 1997:

                                                                                  Percentage of Net Sales
                                                                                  -----------------------
         Juniors (Young Women)  . . . . . . . . . . . . . . . . . . . . . . . .             29%
         Young Men  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              26
         Accessories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17
         Unisex Apparel   . . . . . . . . . . . . . . . . . . . . . . . . . . .              17
         Footwear   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              11
                                                                                          -----
                                                                                           100%
                                                                                           ===

    By offering products in multiple categories, the Company is able to shift its merchandise emphasis among and within its core categories to respond to changing customer preferences. For example, in response to increased demand for young men's apparel in fiscal 1997, the Company increased its emphasis in these merchandise categories and decreased its emphasis in the junior merchandise category. The Company expects to continue to adjust its emphasis in particular categories in response to changing fashion trends and, therefore, its merchandise mix may vary slightly from time-to-time.

    In an effort to keep the stores fresh and exciting, the Company's merchandising staff provides specific floor sets and merchandising ideas to the stores and regularly instructs district and store managers on the creative display of merchandise. The merchandise presentation in the stores is significantly changed three times each year to highlight specific merchandise for each of the Company's three peak selling seasons and to maintain a current look. In addition, the Company maintains a constant flow of new merchandise to the stores through shipments from its distribution center on a daily basis to encourage our customers to frequently visit our stores. To reduce the risk associated with the introduction of new products, the Company tests products in selected stores before determining if it will purchase the product for a broader group of stores.

PURCHASING

    The Company's purchasing staff consists of a General Merchandising Manager, two divisional merchandising managers, buyers, and associate buyers. The General Merchandising Manager, divisional merchandise managers and the buyers analyze current fashion directions by visiting major fashion markets and maintaining close relationships with the Company's vendors in order to identify styles and trends. In addition, the Company's buyers regularly attend concerts and other events attended by teenagers. The General Merchandising Manager, divisional merchandising managers and the buyers constantly monitor merchandise flow through the stores and strive to maintain the appropriate merchandise mix to meet customer demand. Several of the buyers were formerly district managers or store managers of the Company and are familiar with the Company's customers and their merchandise preferences.

    Due to changes in fashion trends and seasonality, the Company purchases merchandise from numerous vendors throughout the year. During fiscal 1997, the Company did business with approximately 750 vendors. Of those vendors, JNCO, accounted for approximately 12% of the Company's merchandise purchases. No other single vendor accounted for more than 10% of merchandise purchases. Certain of the Company's vendors have limited financial resources and production capabilities. The Company believes that its relationships with its vendors are good.

ALLOCATION AND DISTRIBUTION OF MERCHANDISE

    The Company continually strives to improve its merchandising, distribution, planning and allocation methods to manage its inventory more efficiently. The Company's Director of Planning and Allocation and the staff in the planning and allocation department work closely with merchandise buyers and store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities. The Company divides its stores into different categories based on, among other things, geographic location, demographics and sales volume. Product allocation and distribution are based in part on an analysis of the stores by category. Information from the Company's point-of-sale computer system is regularly reviewed and analyzed to assist in making merchandise allocation and markdown decisions.

    In May 1997, the Company relocated its headquarters to a larger site, in the Dallas metropolitan area, which includes a distribution facility of approximately 110,000 square feet. Merchandise is delivered by the vendors to this facility, where it is inspected, entered into the Company's computer system, allocated to stores, ticketed (to the extent that it was not pre-ticketed by the vendor) and boxed for distribution to the Company's stores. Merchandise is typically shipped to stores daily via United Parcel Service, providing Gadzooks stores with a steady flow of new merchandise. For key products, the Company maintains a backstock at its distribution center that is allocated and distributed to the stores through an automatic replenishment system.

STORE OPERATIONS

    Gadzooks stores are open seven days a week during normal mall hours. The Company's store operations are managed by a Senior Vice President of Store Operations, Director of Store Operations, regional managers and district managers, who generally have responsibility for 8 to 10 stores within a geographic district. Individual stores are managed by a store manager and two assistant store managers. A typical store has 6 to 12 part time sales associates, depending on the season. Gadzooks compensates its district and store managers with a base salary, a performance bonus based on store sales, payroll expense control and loss prevention. In addition, stock options are granted to district managers at the time they assume this position, with additional grants each year thereafter. Sales associates are compensated on an hourly basis.

    The Company believes that its continued success is dependent in part on its ability to attract, retain and motivate quality employees. In particular, the success of the Company's store expansion program will be dependent on its ability to promote and/or recruit qualified district and store managers. To date, the vast majority of the Company's district managers were previously Gadzooks store managers. The Company has an established training program for future district managers. Store managers, many of whom are selected from among the Company's sales associates, currently complete a two-week training program at a designated training store before taking responsibility for a store. The hiring and training of new sales associates are the responsibility of store managers, and the Company has established training and operations manuals to assist them in this process. The Company is developing enhanced training programs for its store managers, assistant managers and sales associates.

    Management considers its employees' knowledge of the Company's customers and merchandise to be significant to its marketing approach and customer satisfaction. While all Gadzooks store employees are responsible for the general appearance of the store, restocking of shelves and merchandise presentation, the Company's major emphasis in training its store employees is to give priority to customer service and assistance. Sales associates regularly act as greeters, meeting customers as they enter the store, handing out promotional materials and offering assistance. The Company trains its sales associates to inform the customer about new fashion trends and to suggest merchandise that suits the customer's wardrobe and lifestyle needs. The Company monitors the customer service level at each store through various programs, including its "I Spy" program of unannounced visits to the stores by shoppers who are unknown by the store employees and by regularly reviewing and responding to comment cards and e-mails received from its customers.

STORE ENVIRONMENT

    The Company believes that its stores are visually appealing and provide a fun and enjoyable shopping experience for its customers. Gadzooks stores are designed to create a high energy, fun environment using neon signs, video monitors featuring popular music videos, playful mannequins and creative, eye-catching signage. Store entrances are typically decorated with a checkerboard floor, and a Volkswagen Beetle, decorated with merchandise, is a feature attraction in the stores. The Company typically displays a significant amount of merchandise on the walls of the store, with male merchandise along one side, female merchandise along the other and t-shirts along part of the back wall. In the center of the store, lower fixtures are used to display merchandise in order to maintain an open feeling. Stores typically feature large windows along the mall which provide an open view of the entire store to mall traffic and are merchandised to draw customers into the store. While Gadzooks stores are designed to appeal primarily to the teenage customer, the Company also strives to create a shopping environment that is comfortable for adults.

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

    The Company's merchandising, distribution and accounting software system was installed in late 1993, and the point-of-sale software system was installed during the second quarter of fiscal 1995. In 1997, a new planning and allocation software system was installed to enhance store level planning and to further monitor product sales and inventory levels. In addition, a new reporting package was integrated with the planning and allocation software system to maximize its utilization. The Company estimates that its current management information and control systems are adequate to support the Company's planned expansion, but has plans to continue to improve and enhance numerous functions on a continuing basis.

    The Company's business depends in part upon its ability to store, retrieve, process and manage significant databases and, periodically, to expand and upgrade its information processing capabilities. The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company has reviewed and continues to review, on a regular basis, its computer equipment and software systems with regard to Year 2000 problems. To a lesser extent, the Company is also relying on its computer equipment and software suppliers' ability to ensure that all products provided by them are Year 2000 compliant. The Company has formulated a plan and methodology for addressing Year 2000 problems and is currently implementing such plan. The cost of implementing this plan is not expected to have a material impact on the Company's results of operations or financial position.

ADVERTISING AND PROMOTION

    The Company relies primarily on the enthusiasm of its sales associates and existing customers, highly visible store locations and eye-catching signage to attract new customers to the stores. The Company has generally found this approach to be more cost effective than more traditional media advertising. The Company plans the opening of new stores to coincide with peak shopping seasons and mall grand openings when customer traffic is greater. The Company also uses promotions to generate repeat visits to its stores, such as a "preferred customer program" that entitles high volume customers to attend private sale events held twice each year. The Company advertises to a limited extent in national magazines, such as Seventeen and YM, in cooperation with certain of its vendors. The Company also benefits from advertising by its vendors, especially where Gadzooks is listed as a retailer of their products.

TRADEMARKS

    The Company has registered on the Principal Register of the United States Patent and Trademark Office "Gadzooks" (in various formats) and "Gatitude", and has an application pending for "Cool Stuff for Teens." Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States.

Competition

    The teenage retail apparel and accessories industry is highly competitive. The Company competes with other retailers for customers, suitable retail locations and qualified management personnel. Gadzooks currently competes with traditional department stores, with national specialty chains such as The Gap and certain divisions of The Limited, with numerous other teen retailers such as The Buckle, Pacific Sunwear, Rave, Contempo, Wet Seal, Hot Topic and American Eagle, with local specialty stores in certain markets, and to a lesser extent, with mass merchandisers. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. The principal factors of competition in the Company's business are fashion, merchandise selection, customer service, store location and price.

EMPLOYEES

    At April 13, 1998, the Company had 1,007 full-time employees and 2,265 part-time employees. Of the Company's 3,272 employees, 151 were corporate personnel, 98 were distribution center employees and 3,023 were store employees. The number of part-time employees fluctuates with seasonal needs. None of the Company's employees is covered by a collective bargaining agreement. The Company seeks to create a casual and supportive working environment and considers its employee relations to be excellent.

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

AGGRESSIVE GROWTH STRATEGY; FUTURE OPERATING RESULTS

    The Company's net sales and net income have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, increases in comparable store sales. The Company intends to continue to pursue an aggressive growth strategy for the foreseeable future, and its future operating results will depend largely upon its ability to open and operate new stores successfully and to manage a larger business profitably. The Company anticipates opening approximately 70 to 75 new stores during fiscal 1998, which will result in a significant increase in the number of stores operated by the Company. The Company also plans to enter several new markets in various regions of the United States. Expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing markets. As an additional part of its growth strategy, the Company has occasionally analyzed the acquisition of other retailers that serve the Company's target customer and may consider such acquisitions again in the future. Except for a limited number of stores acquired from former franchisees, the Company has never made any such acquisitions and does not currently have any agreements for any in the future. There can be no assurance that the operations of any acquired entities could be successfully integrated with the Company's existing operations or that the combined business would be profitable.

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

    The Company anticipates that it will spend approximately $9.4 million for capital expenditures and approximately $5.0 million for initial inventories to open approximately 70 to 75 new stores and to remodel 5 to 7 existing stores in fiscal 1998. The actual costs that the Company will incur in connection with opening new stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, the size of the store and the extent of the build-out required at the selected site. The Company believes that its existing cash balances, cash generated from operations, net proceeds received by the Company from its public offerings and funds available under the Company's revolving line of credit will be sufficient to fund its expansion requirements through at least 1998. There can be no assurance that the Company may not be required to seek additional sources of funds for such expansion.

FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS

    A variety of factors affect the Company's comparable store sales results including, among others, economic conditions, fashion trends, the retail sales environment, sourcing and distribution of products and the Company's ability to execute its business strategy efficiently. The Company's quarterly comparable store sales results have fluctuated significantly in the past. The Company's comparable store sales results were 7.3%, 8.6%, 5.9% and 3.9% in the first, second, third and fourth quarters of fiscal 1996, respectively, and 4.4%, (3.6%), 3.3% and 3.1% in the first, second, third and fourth quarters of fiscal 1997 respectively. The Company has recorded comparable store sales decreases in past months and quarters, and there can be no assurance that comparable store sales for any particular month, quarter or fiscal year will not decrease in the future. The Company's comparable store sales results could cause the price of the Common Stock to fluctuate substantially.

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

DEPENDENCE ON KEY VENDORS

    The Company's business depends on its ability to purchase current season, brand name apparel in sufficient quantities at competitive prices. During the Company's 1997 fiscal year, JNCO, accounted for approximately 12% of the Company's merchandise purchases. Of the Company's other vendors, no single vendor accounted for more than 10% of the Company's merchandise purchases. The inability or failure of key vendors to supply the Company with adequate quantities of desired merchandise, the loss of one or more key vendors or a material change in the Company's current purchase terms could have a material adverse effect on the Company's business. Many of the Company's smaller vendors have limited resources, production capacities and operating histories, and many have limited the distribution of their merchandise in the past. The Company has no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that the Company will be able to acquire desired merchandise in sufficient quantities on terms acceptable to the Company in the future. See "Business -- Merchandising" and "-- Purchasing."

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

COMPETITION

    The Company operates in a highly competitive environment. The Company currently competes with traditional retail department stores, with national specialty chains such as The Gap and certain divisions of The Limited, with numerous regional chains such as The Buckle, Pacific Sunwear, Rave, Contempo, Wet Seal, Hot Topic and American Eagle, with smaller chains and local specialty stores, and to a lesser extent, with mass merchandisers. Many of these competitors are larger and have substantially greater resources than the Company. Direct competition with these and other retailers may increase significantly in the future, which could require the Company, among other things, to lower its prices and/or increase its advertising expenses.
Increased competition could have a material adverse effect on the Company's operations and comparable store sales results. See "Business -- Competition."

STOCK PRICE VOLATILITY

    The market price of the Company's Common Stock has risen substantially since the Company's initial public offering in October 1995. The Company's Common Stock is quoted on The Nasdaq Stock Market, which has experienced and is likely to experience in the future significant price and volume fluctuations which could adversely affect the market price of the Common Stock without regard to the operating performance of the Company. In addition, the Company believes that factors such as quarterly fluctuations in the financial results of the Company, the Company's comparable store sales results, announcements by other apparel retailers, the overall economy and the condition of the financial markets could cause the price of the Common Stock to fluctuate substantially.

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

ITEM 2.  PROPERTIES.

    All of the existing stores are leased by the Company, with lease terms (excluding renewal option periods exercisable by the Company at escalating rents) expiring between April 1998 and January 2009. The leases for most of the existing stores are for terms of 10 years and provide for contingent rent based upon a percent of sales in excess of specified minimums.

    In May 1997, the Company relocated its office and distribution center to a larger site in the Dallas metropolitan area in order to accommodate its expanding operations. The Company's new office and distribution center is located in Carrollton, Texas and will be occupied under a lease covering approximately 150,000 square feet, which is scheduled to expire on May 1, 2007.

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


                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

    The Common Stock is traded on The Nasdaq Stock Market under the symbol "GADZ." The following table sets forth, for the Company's fiscal periods indicated and is adjusted to give retroactive effect to the Company's three-for-two Common Stock split paid on May 30, 1996, the high and low sale prices per share for the Common Stock, as reported on The Nasdaq Stock Market.

                                                                                  High           Low
                                                                                ---------     ---------
    1996
    ----
    First Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 30 5/8     $ 15 13/16
    Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41           23 1/4
    Third Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       39 3/4       22
    Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       34 1/4       17 1/2

    1997
    ----
    First Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36 1/4       24 1/4
    Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36           16 13/16
    Third Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25 3/4       15 3/8
    Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30 1/2       19 5/16

    On April 13, 1998, the last sale price of the Common Stock as reported on The Nasdaq Stock Market was $22 3/4 per share. As of April 13, 1998, there were approximately 92 holders of record of the Common Stock, although the Company believes the number of beneficial holders is substantially greater.

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

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial and operating data in response to Item 6 is contained in the section entitled "Selected Financial Data," located on page 13 of the registrant's 1997 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such Selected Financial Data is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information in response to item 7 is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," located on pages 14 to 19 of the registrant's 1997 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such Management's Discussion and Analysis of Financial Condition and Results of Operations are incorporated herein by reference.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges, or for purposes "other than trading" instruments that are likely to expose the Company to market risk, whether it be from interest rate, foreign currency exchange, commodity price or equity price risk. The Company has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps.

    The Company's primary market risk exposure is that of interest rate risk. A change in LIBOR or the Prime Rate as set by Wells Fargo Bank (Texas), National Association, would affect the rate at which the Company could borrow funds under its Revolving Line.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information in response to item 8 is contained in the registrant's 1997 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such information is incorporated herein by reference. A cross-reference for location of the requested information is below.

                                                                                        Page Number(s) in
Financial Statements and Supplementary Data                                              Annual Report*
-------------------------------------------                                              --------------
Unaudited Quarterly Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
Balance Sheets at January 31, 1998 and February 1, 1997 . . . . . . . . . . . . . . . . . .    20
Statements of Income for the Years Ended January 31, 1998,
     February 1, 1997, and January 27, 1996   . . . . . . . . . . . . . . . . . . . . . . .    21
Statements of Stockholders' Equity for the Years Ended January 31, 1998,
     February 1, 1997, and January 27, 1996   . . . . . . . . . . . . . . . . . . . . . . .    22
Statements of Cash Flows for the Years Ended January 31, 1998,
     February 1, 1997, and January 27, 1996   . . . . . . . . . . . . . . . . . . . . . . .    23
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24 -32
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33

*The indicated pages of the Company's 1997 Annual Report to Shareholders are filed as Exhibit 13 to this Report. Such Exhibit is incorporated herein by reference.

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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   The financial statements as cross-referenced in Item 8 of this Report, together with the report thereon of
         Price Waterhouse LLP dated March 6, 1998, appearing in the accompanying 1997 Annual Report to Shareholders are incorporated by referenced in this Report.  With the exception of the aforementioned information and information incorporated in Items 6 and 7, the 1997 Annual Report to Shareholders is not deemed filed as part of this Report.

    2.   Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3.   Exhibits included or incorporated herein:

         See Exhibit Index.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 24, 1998 on its behalf by the undersigned, thereunto duly authorized.

                                 GADZOOKS, INC.



                                 By  /s/ Gerald R. Szczepanski
                                     ------------------------------------------
                                         Gerald R. Szczepanski,
                                         Chairman of the Board, President
                                         and Chief Executive Officer

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



           Signature                                       Title                             Date
           ---------                                       -----                             ----
/s/ Gerald R. Szczepanski                         Chairman of the Board, President           April 24, 1998
------------------------------------------
           Gerald R. Szczepanski                  and Chief Executive Officer
                                                  (Principal Executive Officer)

/s/ Monty R. Standifer                            Senior Vice President, Chief               April 24, 1998
------------------------------------------
            Monty R. Standifer                    Financial Officer, Treasurer and
                                                  Secretary (Principal Financial and
                                                  Accounting Officer)

/s/ Alan W. Crites                                 Director                                  April 24, 1998
------------------------------------------
              Alan W. Crites

/s/ G. Michael Machens                             Director                                  April 24, 1998
------------------------------------------
            G. Michael Machens

/s/ Robert E.M. Nourse                             Director                                  April 24, 1998
------------------------------------------
            Robert E.M. Nourse

/s/ Lawrence H. Titus, Jr.                         Director                                  April 24, 1998
------------------------------------------
          Lawrence H. Titus, Jr.


                               INDEX TO EXHIBITS

 Exhibit
   No.                                     Description of Documents                                                     Page
---------                                  ------------------------                                                     ----
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

    3.3  --  First Amendment to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 of the
             Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1997 filed with the
             Commission on September 16, 1997 and is incorporated herein by reference).

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

   10.3  --  Credit Agreement dated as of January 30, 1997 between the Company and Wells Fargo Bank (Texas),
             National Association (filed as Exhibit 10.3 to the Company's 1996 Annual Report on Form 10-K
             filed with the Commission on April 23, 1997 and incorporated herein by reference).

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

   10.10 --  Severance Agreement dated September 5, 1996 between the Company and Gerald R. Szczepanski
             (filed as Exhibit 10.10 to the Company's 1996 Annual Report on Form 10-K filed with the
             Commission on April 23, 1997 and incorporated herein by reference).

   10.11 --  Form of Severance Agreement with a schedule of executive officer signatories (filed as Exhibit
             10.11 to the Company's 1996 Annual Report on Form 10-K filed with the Commission on April 23,
             1997 and incorporated herein by reference).

   10.12 --  Amendment No. 4 to the Gadzooks, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.14 to the Company's Amendment No. 3 to Form S-1 (No. 33-95090) filed with the
             Commission on September 27, 1995 and incorporated herein by reference).

   10.13 --  Amendment No. 5 to the Gadzooks, Inc. 1992 Incentive and Nonstatutory Stock Option Plan dated
             September 12, 1996 (filed as Exhibit 10.13 to the Company's 1996 Annual Report on Form 10-K
             filed with the Commission on April 23, 1997 and incorporated herein by reference).

   10.14 --  Amendment No. 1 to the 1994 Incentive and Nonstatutory Stock Option Plan for Key Employees
             dated September 12, 1996 (filed as Exhibit 10.14 to the Company's 1996 Annual Report on Form
             10-K filed with the Commission on April 23, 1997 and incorporated herein by reference).

   10.15 --  Gadzooks, Inc. Employee Stock Purchase Plan (filed as Exhibit 4.5 to the Company's Form S-8
             (No. 333-50639) filed with the Commission on April 21, 1998 and incorporated herein by reference).

   10.16*--  Gadzooks, Inc., Deferred Compensation Plan.

   10.17*--  Lease Agreement between Gadzooks, Inc. (Lessee) and CB Midway International, LTD. (Lessor)
             dated August 23, 1996.

   13*   --  Pages 13-33 of the Company's 1997 Annual Report to Shareholders.

   23.1* --  Consent of Price Waterhouse LLP.

   24*   --  Power of Attorney (included on signature page of this report).

   27*   --  Financial Data Schedule.

-----------------

*  Filed herewith (unless otherwise indicated exhibits are previously filed).