Form 10-Q
period 1998-05-02
GADZOOKS INC
filed 1998-06-09
CIK 924140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 2, 1998

                                      OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of June 8, 1998, the number of shares outstanding of the registrant's common stock is 8,843,761.

                                 GADZOOKS, INC.

                                    FORM 10-Q

                        For the Quarter Ended May 2, 1998

                                      INDEX



                                                                           PAGE
                                                                           ----
PART I.    FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Balance Sheets as of May 2, 1998                   3
                and January 31, 1998

                Condensed Statements of Income for the First                 4
                Quarter Ended May 2, 1998 and May 3, 1997

                Condensed Statements of Cash Flows for the First             5
                Quarter Ended May 2, 1998 and May 3, 1997

                Note to Financial Statements                                 6

     Item 2.    Management's Discussion and Analysis of                     7-9
                Financial Condition and Results of Operations

PART II.   OTHER INFORMATION                                                10

SIGNATURE PAGE                                                              11

INDEX TO EXHIBITS                                                          12-14

PART I - FINANCIAL INFORMATION



GADZOOKS, INC.
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)

                                                       MAY 2,        JANUARY 31,
                                                        1998            1998
                                                     ----------      -----------
ASSETS
Current assets:
    Cash and cash equivalents                        $    2,817      $    9,755
    Short-term investments                                8,122           9,157
    Accounts receivable                                   3,523           2,815
    Inventory                                            39,357          35,764
    Other current assets                                  1,414           1,427
                                                     ----------      ----------
                                                         55,233          58,918
                                                     ----------      ----------

Leaseholds, fixtures and equipment, net                  26,456          25,403
                                                     ----------      ----------
                                                     $   81,689      $   84,321
                                                     ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                 $   14,318      $   16,722
    Accrued expenses & other current liabilities          3,867           4,823
    Income taxes payable                                  1,468           2,495
                                                     ----------      ----------
                                                         19,653          24,040
                                                     ----------      ----------

Accrued rent                                              1,881           1,800

Shareholders' equity:
    Common stock                                             88              88
    Additional paid-in capital                           41,126          40,869
    Retained earnings                                    18,941          17,524
                                                     ----------      ----------
                                                         60,155          58,481
                                                     ----------      ----------
                                                     $   81,689      $   84,321
                                                     ==========      ==========


    The accompanying note is an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(In thousands, except per share data)
(Unaudited)

                                                        FIRST  QUARTER  ENDED
                                                     --------------------------
                                                       MAY 2,          MAY 3,
                                                        1998            1997
                                                     ----------      ----------
Net sales                                            $   45,026      $   34,070
Cost of goods sold including buying,
    distribution and occupancy costs                     32,324          23,943
                                                     ----------      ----------
        Gross profit                                     12,702          10,127

Selling, general and administrative expenses             10,620           8,234
                                                     ----------      ----------
        Operating income                                  2,082           1,893

Interest income, net                                        185             243
                                                     ----------      ----------
         Income before income taxes                       2,267           2,136

Provision for income taxes                                  850             812
                                                     ----------      ----------
         Net income                                  $    1,417      $    1,324
                                                     ==========      ==========
Net income per share
   Basic                                             $     0.16      $     0.15
                                                     ==========      ==========
   Diluted                                           $     0.16      $     0.15
                                                     ==========      ==========
Average shares outstanding
   Basic                                                  8,795           8,592
                                                     ==========      ==========
   Diluted                                                9,095           9,124
                                                     ==========      ==========


    The accompanying note is an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)

                                                                   FIRST QUARTER ENDED
                                                               --------------------------
                                                                 MAY 2,          MAY 3,
                                                                  1998            1997
                                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES :

Net income                                                     $    1,417      $    1,324
Adjustments to reconcile net income to cash
  used in operating activities :
     Depreciation                                                   1,024             672
     Changes in operating assets and liabilities                   (8,595)         (2,846)
                                                               ----------      ----------
NET CASH USED IN OPERATING ACTIVITIES                              (6,154)           (850)
                                                               ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES :
     Capital expenditures, net                                     (2,078)         (3,156)
     Sales (purchases) of short-term investments, net               1,036          (1,512)
                                                               ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                              (1,042)         (4,668)
                                                               ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES :
     Issuance of common stock                                         258              61
                                                               ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             258              61
                                                               ----------      ----------

Net decrease in cash and cash equivalents                          (6,938)         (5,457)
Cash and cash equivalents at beginning of period                    9,755          10,348
                                                               ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    2,817      $    4,891
                                                               ==========      ==========


    The accompanying note is an integral part of these financial statements.

GADZOOKS, INC.
NOTE TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 2, 1998 and January 31, 1998, and the results of operations and cash flows for the three months ended May 2, 1998 and May 3, 1997. The results of operations for the three months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet as of January 31, 1998 is derived from audited financial statements. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


GENERAL

Gadzooks is a rapidly growing, mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 13 and 19. As of May 2, 1998, the Company had opened 26 new stores since the beginning of the fiscal year, closed one store, and operated 275 stores in 32 states east of the Rocky Mountains.

The Company's business is subject to seasonal influences with slightly higher sales during the Christmas holiday, back-to-school, and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.

RESULTS OF OPERATIONS

First Quarter Ended May 2, 1998 Compared to First Quarter Ended May 3, 1997

Net sales increased approximately $11.0 million, or 32.2 percent, to $45.0 million during the first quarter of fiscal 1998 from $34.1 million during the comparable quarter of fiscal 1997. Comparable store sales decreased 0.5 percent for the first quarter of fiscal 1998. The total company sales increase was attributable to new stores not yet included in the comparable store sales base. A store becomes comparable after it has been open for 14 full fiscal months.

Gross profit increased approximately $2.6 million to $12.7 million during the first quarter of fiscal 1998 from $10.1 million during the comparable quarter of fiscal 1997. As a percentage of net sales, gross profit decreased to 28.2 percent from 29.7 percent in the comparable quarter of last year. The majority of the decrease in gross profit resulted from slow sales of junior swimwear and the markdowns taken to position the stores to begin closing out swimwear in May. Distribution costs included in cost of goods sold increased slightly as a percentage of sales as a result of the Company's move to a larger distribution center in May 1997. Store occupancy and buying costs as a percentage of sales were flat when compared to the first quarter of 1997.

Selling, general and administrative expenses ("SG&A") increased approximately $2.4 million to $10.6 million during the first quarter of 1998 from $8.2 million during the comparable quarter of fiscal 1997. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A decreased to 23.6 percent during the first quarter of fiscal 1998 from 24.2 percent during the comparable quarter of last year. The decrease in the SG&A percentage is primarily due to improved controls over store level expenses.

The Company's net interest income decreased $58,000 to $185,000 during the first quarter of fiscal 1998 from $243,000 in the comparable period of last year due to the use of short-term investments to fund the Company's continuing expansion.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations and short-term investments on-hand.

Cash Flows. At May 2, 1998, cash and cash equivalents were $2.8 million, a decrease of $6.9 million since January 31, 1998. The primary uses of cash were increased inventory levels of $3.6 million, capital expenditures of $2.0 million for new stores, a decrease in accounts payable of $2.4 million and a decrease in income taxes payable of $1.0 million. The primary sources of cash for the first three months of fiscal 1998 were net income before depreciation of $2.4 million and sales of short-term investments of $1.0 million. The Company opened 26 new stores during the first three months of 1998 as compared with 14 new stores in the same period of the prior year.

Credit Facility. The Company currently has a loan agreement with Wells Fargo Bank, Dallas, Texas, which provides for an unsecured revolving line of credit of $10 million. Amounts borrowed under the revolving line bear interest at the lesser of either Prime Rate or 1.95 percent above LIBOR. The Company must also pay a commitment fee of 0.50 percent per annum on the unused portion of the revolving line. As of May 2, 1998, no amounts were outstanding under the revolving line. The revolving line also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. As of June 8, 1998, letters of credit in the amount of $0.7 million were issued and outstanding.

The current Credit Facility matures on June 5, 1998, therefore the Company is in the process of finalizing an increased line of credit with Wells Fargo Bank. The terms of the Credit Facility are expected to remain virtually the same, however, the line is expected to be increased to $20 million and the commitment fee is expected to be reduced to 0.35 percent per annum on the unused portion of the revolving line. No assurance can be given that negotiations on this increased line of credit will be consummated on terms acceptable to the Company, if at all

Capital Expenditures. The Company began its fiscal 1998 store expansion program with the opening of 26 new stores during the months of March and April. The Company estimates that its average capital expenditures to open a new store, including leasehold improvements and furniture and fixtures, will be approximately $185,000 (approximately $115,000 net of all landlord construction allowances). The typical cost of initial inventory for a new store is approximately $100,000; however, the immediate cash requirement for inventory is partially financed through the Company's payment terms with its vendors. Pre-opening costs range from $9,000 to $13,000 for travel, hiring and training, and other miscellaneous costs associated with the setup of a new store prior to its opening for business. Pre-opening costs are expensed as incurred.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. These forward-looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

PART II - OTHER INFORMATION


Items 1-5 - None

Item  6 - Exhibits and Reports on Form 8-K

       (a)   See Index to Exhibits.

       (b)   None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GADZOOKS, INC.
                                            (Registrant)


DATE:  June 9, 1998                        By:  /s/ MONTY R. STANDIFER
                                                -----------------------------
                                                    Monty R. Standifer
                                                    Senior Vice President and
                                                    Chief Financial Officer

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

 10.15 Gadzooks, Inc. Employee Stock Purchase Plan (filed as Exhibit 4.5 to the Company's Form S-8 (No. 333-50639) filed with the Commission on April 21, 1998 and incorporated herein by reference).

 10.16 Gadzooks, Inc., Deferred Compensation Plan (filed as Exhibit 10.16 to the Company's 1997 Annual Report on Form 10-K filed with the Commission on April 27, 1998 and incorporated herein by reference).

 10.17 Lease Agreement between Gadzooks, Inc. (Lessee) and CB Midway International, LTD. (Lessor) dated August 23, 1996 (filed as
             Exhibit 10.17 to the Company's 1997 Annual Report on Form 10-K filed with the Commission on April 27, 1998 and incorporated herein by reference).

 10.18*      Gadzooks, Inc. 401(k) Plan and Profit Sharing Plan Adoption
             Agreement.

 27*         Financial Data Schedule.

 27.1*       Restated Financial Data Schedule for Fiscal 1997.

 27.2*       Restated Financial Data Schedule for Fiscal 1996.

 27.3*       Restated Financial Data Schedule for Fiscal 1995.

--------------------------------------------------------------------------------

*  Filed herewith (unless otherwise indicated, exhibits are previously filed).