Form 10-Q
period 1998-08-01
GADZOOKS INC
filed 1998-09-15
CIK 924140

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

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 1998

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26732
                                                --------
                                 GADZOOKS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             TEXAS                                        74-2261048
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                               NUMBER)

 4121 INTERNATIONAL PARKWAY
 CARROLLTON, TX                                                     75007
--------------------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:            972-307-5555
                                                     ---------------------------

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
         Yes (X)    No ( )
            -----     -----

         As of September 10, 1998, the number of shares outstanding of the registrant's common stock is 8,886,839.

                                 GADZOOKS, INC.

                                    FORM 10-Q

                      For the Quarter Ended August 1, 1998

                                      INDEX


                                                                                        PAGE
                                                                                        -----
PART I.           FINANCIAL INFORMATION

         Item 1.         Financial Statements

                         Condensed Balance Sheets as of August 1, 1998
                         and January 31, 1998                                              3

                         Condensed Statements of Income for the                            4
                         Second Quarter and Six Months Ended
                         August 1, 1998 and August 2, 1997

                         Condensed Statements of Cash Flows for the                        5
                         Six Months Ended August 1, 1998 and
                         August 2, 1997

                         Notes to Financial Statements                                   6-7

        Item 2.          Management's Discussion and Analysis                           8-11
                         of Financial Condition and Results of Operations

        Item 3.          Quantitative and Qualitative Disclosures                         11
                         About Market Risk

PART II.          OTHER INFORMATION                                                    12-13

SIGNATURE PAGE                                                                            14

INDEX TO EXHIBITS                                                                      15-18

PART I - FINANCIAL INFORMATION



GADZOOKS, INC.
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)

                                                     AUGUST 1,     JANUARY 31,
                                                       1998           1998
                                                     ---------     -----------
ASSETS
Current assets:
    Cash and cash equivalents                        $  7,624      $     9,755
    Short-term investments                                600            9,157
    Accounts receivable                                 4,051            2,815
    Inventory                                          41,265           35,764
    Other current assets                                1,748            1,427
                                                     --------      -----------
                                                       55,288           58,918
                                                     --------      -----------

Leaseholds, fixtures and equipment, net                28,474           25,403
                                                     --------      -----------
                                                     $ 83,762      $    84,321
                                                     ========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                 $ 15,122      $    16,722
    Accrued expenses & other current liabilities        4,872            4,823
    Income taxes payable                                  859            2,495
                                                     --------      -----------
                                                       20,853           24,040
                                                     --------      -----------

Accrued rent                                            1,973            1,800

Shareholders' equity:
    Common stock                                           88               88
    Additional paid-in capital                         41,353           40,869
    Retained earnings                                  19,540           17,524
    Treasury stock                                        (45)     (        --)
                                                     --------      -----------
                                                       60,936           58,481
                                                     --------      -----------
                                                     $ 83,762      $    84,321
                                                     ========      ===========


   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(In thousands, except per share data)
(Unaudited)



                                                   SECOND QUARTER ENDED              SIX MONTHS ENDED
                                                 --------------------------     -------------------------
                                                 AUGUST 1,        AUGUST 2,     AUGUST 1,       AUGUST 2,
                                                   1998            1997           1998             1997
                                                 ---------        ---------     ---------       ---------
Net sales                                        $  48,202        $  36,780     $  93,228       $  70,850
Cost of goods sold including buying,
    distribution and occupancy costs                35,916           27,758        68,240          51,701
                                                 ---------        ---------     ---------       ---------
        Gross profit                                12,286            9,022        24,988          19,149

Selling, general and administrative expenses        11,429            8,881        22,049          17,114
                                                 ---------        ---------     ---------       ---------
        Operating income                               857              141         2,939           2,035

Interest income, net                                   113              134           298             376
                                                 ---------        ---------     ---------       ---------
         Income before income taxes                    970              275         3,237           2,411

Provision for income taxes                             364              104         1,214             916
                                                 ---------        ---------     ---------       ---------
         Net income                              $     606        $     171     $   2,023       $   1,495
                                                 =========        =========     =========       =========
Net income per share
   Basic                                         $    0.07        $    0.02     $    0.23       $    0.17
                                                 =========        =========     =========       =========
   Diluted                                       $    0.07        $    0.02     $    0.22       $    0.16
                                                 =========        =========     =========       =========

Average shares outstanding
   Basic                                             8,836            8,669         8,815           8,631
                                                 =========        =========     =========       =========
   Diluted                                           9,071            9,110         9,083           9,118
                                                 =========        =========     =========       =========



   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)

                                                                       SIX MONTHS ENDED
                                                                   -------------------------
                                                                   AUGUST 1,      August 2,
                                                                     1998           1997
                                                                   ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES :

Net income                                                         $   2,023     $     1,495
Adjustments to reconcile net income to cash
  used in operating activities :
     Depreciation                                                      2,095           1,457
     Changes in operating assets and liabilities                     (10,074)         (2,091)
                                                                   ---------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (5,956)            861
                                                                   ---------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES :
     Capital expenditures, net                                        (5,165)         (6,797)
     Sales of short-term investments, net                              8,557           2,249
                                                                   ---------     -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    3,392          (4,548)
                                                                   ---------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES :
     Issuance of common stock                                            485             356
     Purchase of treasury stock                                         (110)             --
     Sale of treasury stock under employee stock purchase plan            58              --
                                                                   ---------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                433             356
                                                                   ---------     -----------

Net decrease in cash and cash equivalents                             (2,131)         (3,331)
Cash and cash equivalents at beginning of period                       9,755          10,348
                                                                   ---------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   7,624     $     7,017
                                                                   =========     ===========



   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(UNAUDITED)



1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 1, 1998 and January 31, 1998, and the results of operations and cash flows for the second quarter and six months ended August 1, 1998 and August 2, 1997. The results of operations for the second quarter and six months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet as of January 31, 1998 is derived from audited financial statements. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

2.       LONG-TERM OBLIGATIONS

         On June 11, 1998, the Company amended its credit agreement with Wells Fargo Bank to increase its unsecured revolving line of credit from $10 million to $20 million. The terms of the credit agreement remained virtually the same; however, the commitment fee has been reduced from
         0.50 percent to 0.35 percent per annum on the unused portion of the revolving line. Any amount borrowed under the revolving line of credit becomes due on June 5, 1999. As of August 1, 1998, no amounts were outstanding under the revolving line.

3.       EMPLOYEE BENEFIT PLANS

         On June 18, 1998, the shareholders approved the Gadzooks, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees the right to purchase common stock on a monthly basis at 85 percent of the closing market price of the shares on the last day of the respective calendar month. The aggregate number of shares that may be offered under the ESPP is 60,000. The Company may purchase shares of common stock from time-to-time on the open market to provide shares for sale pursuant to the ESPP.

4.       SUBSEQUENT EVENTS

         Shareholder Rights Plan

         On September 3, 1998, the Company declared a dividend of one Preferred Share Purchase Right ("Right") on each outstanding share of Gadzooks, Inc. common stock. The dividend distribution will be made on September 15, 1998 payable to shareholders of record on that date. The Rights become exercisable only if a person or group acquires 20 percent or more of the Company's common stock. Each Right will entitle shareholders to buy one one-thousandth of a new series of junior participating preferred stock at an exercise price of $110. When the Rights become exercisable, the holder of each Right (other than the acquiring person or members of such group) is entitled (1) to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such price, (2) to purchase, at the Right's then current exercise price, a number of the Company's common shares having a market value of twice such price, or (3) at the option of the Company, to exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of common stock (or one one-thousandth of a share of the new series of junior participating preferred stock) per Right. The Rights may be redeemed for one cent each by the Company at any time prior to acquisition by a person (or group) of beneficial ownership of 20 percent or more of the Company's common stock. The Rights will expire on September 15, 2008.

         Contingency

         A lawsuit was filed on August 19, 1998 in the United States District Court for the Northern District of Texas on behalf of purchasers of the publicly traded securities of the Company within the inclusive period of July 9, 1998 through July 22, 1998 alleging misleading and incomplete public disclosures regarding the Company's sales results. The Company believes the lawsuit is without merit and intends to defend it vigorously.

         The liability, if any, associated with this matter is not determinable at this time. While the adverse resolution of this case could negatively impact earnings in the year of settlement, it is the opinion of management that the ultimate resolution of the matter will not have a materially adverse effect on the Company's financial position.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


GENERAL

Gadzooks is a rapidly growing, mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 13 and 19. As of August 1, 1998, the Company had opened 55 new stores since the beginning of the fiscal year, closed one store, and operated 304 stores in 32 states east of the Rocky Mountains.

The Company's business is subject to seasonal influences with slightly higher sales during the Christmas holiday, back-to-school, and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.

RESULTS OF OPERATIONS

Second Quarter Ended August 1, 1998 Compared to Second Quarter Ended August 2, 1997

Net sales increased approximately $11.4 million, or 31.1 percent, to $48.2 million during the second quarter of fiscal 1998 from $36.8 million during the comparable quarter of fiscal 1997. Comparable store sales decreased 0.6 percent for the second quarter of fiscal 1998. The total company sales increase was attributable to new stores not yet included in the comparable store sales base. A store becomes comparable after it has been open for 14 full fiscal months.

Gross profit increased approximately $3.3 million to $12.3 million during the second quarter of fiscal 1998 from $9.0 million during the comparable quarter of fiscal 1997. As a percentage of net sales, gross profit increased to 25.5 percent from 24.5 percent in the comparable quarter of last year. The majority of the increase in gross profit resulted from an increase in merchandise margin of 2.0 percent of sales due to a reduction in the amount of markdowns taken in the junior and unisex categories as compared to the prior year. Store occupancy costs as a percentage of sales increased by 1.4 as a result of lower than expected sales. Buying and distribution costs decreased slightly as a percentage of sales primarily due to the leveraging of the distribution center costs over a larger store base.

Selling, general and administrative expenses ("SG&A") increased approximately $2.5 million to $11.4 million during the second quarter of 1998 from $8.9 million during the comparable quarter of fiscal 1997. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A decreased to 23.7 percent during the second quarter of fiscal 1998 from 24.1 percent during the comparable quarter of last year. The decrease in the SG&A percentage is primarily due to improved controls over store level expenses.

The Company's net interest income decreased $21,000 to $113,000 during the second quarter of fiscal 1998 from $134,000 in the comparable period of last year due to the use of short-term investments to fund the Company's continuing expansion.

Six Months Ended August 1, 1998 Compared to Six Months Ended August 2, 1997

Net sales increased approximately $22.4 million, or 31.6 percent, to $93.2 million during the first six months of fiscal 1998 from $70.9 million during the comparable period of fiscal 1997. Comparable store sales decreased 0.6 percent for the first six months of fiscal 1998. The total company sales increase was attributable to new stores not yet included in the comparable store sales base.

Gross profit increased approximately $5.8 million to $25.0 million during the first six months of fiscal 1998 from $19.1 million during the comparable period of fiscal 1997. As a percentage of net sales, gross profit decreased to 26.8 percent compared to 27.0 percent in the comparable period of last year. Merchandise margins as a percentage of sales increased by 1.0 percent due to a reduction in the amount of markdowns taken in the junior category as compared to the second quarter of 1997. Store occupancy costs as a percentage of sales increased by 1.4 percent as a result of lower than expected sales. In addition, buying and distribution costs decreased slightly as a percentage of sales as a result of leveraging the distribution center costs over a larger store base.

Selling, general and administrative expenses increased approximately $4.9 million to $22.0 million during the first six months of 1998 from $17.1 million during the comparable period of fiscal 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 23.7 percent of sales during the first six months of fiscal 1998 from 24.2 percent of sales during the comparable period of last year. The decrease in the SG&A percentage is primarily due to improved controls over store level expenses.

Net interest income decreased by $78,000 to $298,000 during the first six months of fiscal 1998 from $376,000 in the comparable period of last year due to the use of short-term cash investments to fund the Company's continuing expansion.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. As a result of a previously announced slow-down in the Company's new store openings, the Company expects its primary use of cash for the remainder of the current fiscal year to be the purchase of merchandise inventory. The Company is currently meeting its cash requirements through cash flow from operations and short-term investments on-hand.

Cash Flows. At August 1, 1998, cash and cash equivalents were $7.6 million, a decrease of $2.1 million since January 31, 1998. The primary uses of cash were increased inventory levels of $5.5 million, capital expenditures of $5.2 million for new stores, a decrease in accounts payable of $1.6 million, a decrease in income taxes payable of $1.6 million, and an increase in accounts receivable of $1.2 million. The primary sources of cash for the first six months of fiscal 1998 were net income before depreciation of $4.1 million and sales of short-term investments of $8.6 million. The Company opened 55 new stores during the first six months of 1998 as compared with 38 new stores in the same period of the prior year.

Credit Facility. On June 11, 1998, the Company renewed its credit agreement with Wells Fargo Bank, increasing its unsecured revolving line of credit from $10 million to $20 million. Amounts borrowed under the revolving line bear interest at the lesser of either Prime Rate or 1.95 percent above LIBOR. The Company must also pay a commitment fee of 0.35 percent per annum on the unused portion of the revolving line. As of August 1, 1998, no amounts were outstanding under the revolving line. The revolving line also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases and that reduce amounts otherwise available under the revolving line of credit. As of September 10, 1998, letters of credit in the amount of $0.8 million were issued and outstanding. Any amount borrowed under the revolving line of credit becomes due on June 5, 1999.

Capital Expenditures. The Company anticipates opening approximately eight new stores during the remaining quarters of 1998. The Company estimates that its average capital expenditures to open a new store, including leasehold improvements and furniture and fixtures, will be approximately $175,000 (approximately $100,000 net of landlord construction allowances). The typical cost of initial inventory for a new store is approximately $100,000; however, the immediate cash requirement for inventory is partially financed through the Company's payment terms with its vendors. Pre-opening costs range from $9,000 to $13,000 for travel, hiring and training, and other miscellaneous costs associated with the setup of a new store prior to its opening for business. Pre-opening costs are expensed as incurred.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company's primary market risk exposure is that of interest rate risk. A change in LIBOR or the Prime Rate as set by Wells Fargo Bank (Texas), National Association, would affect the rate at which the Company could borrow funds under its revolving line of credit.

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

PART II - OTHER INFORMATION


Items 1-3 - None

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on June 18, 1998.

         (b) Information regarding the Company's directors is contained in the Company's Definitive Proxy Statement, which is attached hereto as Exhibit 22.

         (c) Robert E.M. Nourse was elected to serve as a director until the Company's 2001 annual meeting of shareholders according to the following vote:

                    For:  8,114,276       Withheld:  169,450

                    The 1992 Incentive and Nonstatutory Stock Option Plan was amended to increase the aggregate number of shares of Common Stock available for issuance under the Plan from 900,000 to 1,500,000 according to the following vote:

                    For:  5,276,933   Against:  1,808,991    Withheld:  9,688

                    The 1995 Non-Employee Director Stock Option Plan was amended to (i) fix the number of shares for which options will be granted to newly elected or appointed non-employee directors at 5,000 shares, (ii) fix the number of shares for which options will be granted annually to incumbent non-employee directors at 2,000 shares and have such options vest over two years, (iii) provide for a one-time grant of an option to purchase 5,000 shares to each incumbent non-employee director on June 18, 1998, (iv) accelerate the vesting and extend the exercise period of a non-employee director's options upon his cessation of service as a director if such director has served on the Board of Directors for at least five (5) consecutive years immediately preceding the date of such cessation of service, (v) change the date of the annual grant of options to each non-employee director to the third day after the Company's release of annual earnings, and (vi) increase the number of shares available for issuance under the Director Plan from 30,000 to 100,000, according to the following vote:

                    For:  6,262,836    Against:  825,002    Withheld:  14,790

                    The Employee Stock Purchase Plan was adopted according to the following vote:

                    For:  6,870,154    Against:  229,574    Withheld:  2,900

                    The selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending January 30, 1999 was ratified by the shareholders according to the following vote:

                    For:  8,274,326    Against:  7,335       Withheld:  2,065

         (d)        None.

Item  5 - None

Item 6 - Exhibits and Reports on Form 8-K

         (a)        See Index of Exhibits.

         (b) A Form 8-K dated September 3, 1998 was filed announcing the adoption of a shareholder rights plan.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    GADZOOKS, INC.
                                                     (Registrant)




DATE:  September 15, 1998                   By:     /s/ MONTY R. STANDIFER
                                                 ---------------------------
                                                    Monty R. Standifer
                                                    Senior Vice President and
                                                    Chief Financial Officer

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

  4.2 Rights Agreement dated as of September 3, 1998 between the Company and ChaseMellon Shareholder Services, L.L.C. (filed as
                 Exhibit 1 to the Company's Form 8-A filed with the commission on September 4, 1998 and incorporated herein by reference).

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

  10.16          Gadzooks, Inc. Deferred Compensation Plan (filed as Exhibit
                 10.16 to the Company's 1997 Annual Report on Form 10-K filed with the Commission on April 27, 1998 and incorporated herein by reference).

  10.17 Lease Agreement between Gadzooks, Inc. (Lessee) and CB Midway International, LTD. (Lessor) dated August 23, 1996 (filed as
                 Exhibit 10.17 to the Company's 1997 Annual Report on Form 10-K filed with the Commission on April 27, 1998 and incorporated herein by reference).

  10.18 Gadzooks, Inc. 401(k) Plan and Profit Sharing Plan Adoption Agreement (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed with the Commission on June 9, 1998, and incorporated herein by reference).

  10.19* Amendment No. 1 to the Credit Agreement between the Company and Wells Fargo Bank (Texas), National Association, dated June 11, 1998.

  10.20 Amendment No. 6 to the Gadzooks, Inc. 1992 Incentive and Non-Statutory Stock Option Plan dated June 18, 1998 (filed as
                 Exhibit 4.8 to the Company's Form S-8 (No. 333-60869) filed with the Commission on August 7, 1998 and incorporated herein by reference).

  10.21 Amendment No. 1 to the Gadzooks, Inc. 1995 Non-Employee Director Stock Option Plan dated June 18, 1998 (filed as
                 Exhibit 4.10 to the Company's Form S-8 (No 333-60869) filed with the Commission on August 7, 1998 and incorporated herein by reference).

  10.22* Employment Agreement dated July 18, 1998, between the Company and David Mangini, as continued by letter agreement.

  22 Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 (filed with the Commission on May 11, 1998, and incorporated herein by reference).

  27*            Financial Data Schedule


--------------------------------------------------------------------------------

 * Filed herewith (unless otherwise indicated, exhibits are previously filed).