Form 10-Q
period 1998-10-31
GADZOOKS INC
filed 1998-12-15
CIK 924140

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       SECURITIES EXCHANGE ACTION OF 1934

                         COMMISSION FILE NUMBER 0-26732

                                 GADZOOKS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            TEXAS                                        74-2261048
---------------------------------------  ---------------------------------------
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                             NUMBER)


       4121 INTERNATIONAL PARKWAY
       CARROLLTON, TX                                       75007
----------------------------------------------   -------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:      972-307-5555
                                                         -----------------------


------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

       As of December 11, 1998, the number of shares outstanding of the registrant's common stock is 8,889,614.

                                 GADZOOKS, INC.

                                    FORM 10-Q

                     For the Quarter Ended October 31, 1998

                                      INDEX




                                                                                  PAGE
                                                                                  ----

PART I.     FINANCIAL INFORMATION

       Item 1.         Financial Statements

                       Condensed Balance Sheets as of October 31, 1998               3
                       and January 31, 1998

                       Condensed Statements of Operations for the                    4
                       Third Quarter and Nine Months Ended
                       October 31, 1998 and November 1, 1997

                       Condensed Statements of Cash Flows for the                    5
                       Nine Months Ended October 31, 1998 and
                       November 1, 1997

                       Notes to Financial Statements                               6-7

      Item 2.          Management's Discussion and Analysis                       8-11
                       of Financial Condition and Results of Operations

      Item 3.          Quantitative and Qualitative Disclosures About               11
                       Market Risk

PART II.    OTHER INFORMATION                                                       12

SIGNATURE PAGE                                                                      13

INDEX TO EXHIBITS                                                                14-16

PART I - FINANCIAL INFORMATION

GADZOOKS, INC.
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands)

(Unaudited)



                                                        OCTOBER 31,     JANUARY 31,
                                                           1998             1998
                                                        ----------      ----------

ASSETS

Current assets:
    Cash and cash equivalents                           $    6,975      $    9,755
    Short-term investments                                      --           9,157
    Accounts receivable                                      2,477           2,815
    Inventory                                               42,894          35,764
    Other current assets                                     1,721           1,427
                                                        ----------      ----------
                                                            54,067          58,918

Leaseholds, fixtures and equipment, net                     30,300          25,403
                                                        ----------      ----------
                                                        $   84,367      $   84,321
                                                        ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $   18,040      $   16,722
    Accrued expenses & other current liabilities             4,053           4,823
    Income taxes payable                                        --           2,495
                                                        ----------      ----------
                                                            22,093          24,040
                                                        ----------      ----------

Accrued rent                                                 2,126           1,800

Shareholders' equity:
    Common stock                                                89              88
    Additional paid-in capital                              41,471          40,869
    Retained earnings                                       18,759          17,524
    Treasury stock                                            (171)             --
                                                        ----------      ----------
                                                            60,148          58,481
                                                        ----------      ----------
                                                        $   84,367      $   84,321
                                                        ==========      ==========



   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(In thousands, except per share data)

(Unaudited)



                                                           THIRD QUARTER ENDED               NINE MONTHS ENDED
                                                       ----------------------------     ---------------------------
                                                       OCTOBER 31,      NOVEMBER 1,     OCTOBER 31,     NOVEMBER 1,
                                                          1998             1997            1998             1997
                                                       -----------      -----------     -----------     -----------

Net sales                                              $    50,697      $    41,268     $   143,925     $   112,118
Cost of goods sold including buying,
    distribution and occupancy cost                         39,162           28,629         107,402          80,330
                                                       -----------      -----------     -----------     -----------

        Gross profit                                        11,535           12,639          36,523          31,788

Selling, general and administrative expenses                12,828            9,770          34,877          26,884
                                                       -----------      -----------     -----------     -----------
        Operating income(loss)                              (1,293)           2,869           1,646           4,904

Interest income, net                                           111              168             409             543
                                                       -----------      -----------     -----------     -----------
         Income (loss) before income taxes                  (1,182)           3,037           2,055           5,447

Provision (benefit) for income taxes                          (444)           1,117             770           2,032
                                                       -----------      -----------     -----------     -----------
         Net income (loss)                             $      (738)     $     1,920     $     1,285     $     3,415
                                                       ===========      ===========     ===========     ===========

Net income (loss) per share
   Basic                                               $     (0.08)     $      0.22     $      0.15     $      0.39
                                                       ===========      ===========     ===========     ===========
   Diluted                                             $     (0.08)     $      0.21     $      0.14     $      0.38
                                                       ===========      ===========     ===========     ===========

Weighted average shares outstanding
   Basic                                                     8,886            8,730           8,839           8,664
                                                       ===========      ===========     ===========     ===========
   Diluted                                                   8,886            9,064           9,054           9,099
                                                       ===========      ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)

(Unaudited)



                                                                            NINE MONTHS ENDED
                                                                      ----------------------------
                                                                      OCTOBER 31,      NOVEMBER 1,
                                                                          1998            1997
                                                                      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                            $     1,285      $     3,415
Adjustments to reconcile net income to cash
  used in operating activities:
     Depreciation                                                           3,281            2,362
     Changes in operating assets and liabilities                           (8,707)          (5,970)
                                                                      -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                                      (4,141)            (193)
                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                             (8,178)          (9,206)
     Sales of short-term investments, net                                   9,157           12,420
                                                                      -----------      -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                     979            3,214
                                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock, net                                            603              357
     Purchase of treasury stock                                              (312)              --
     Sale of treasury stock under employee stock purchase plan                 91               --
     Tax benefit from exercise of stock options                                --              569
                                                                      -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     382              926
                                                                      -----------      -----------

Net increase (decrease) in cash and cash equivalents                       (2,780)           3,947
Cash and cash equivalents at beginning of period                            9,755           10,348
                                                                      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     6,975      $    14,295
                                                                      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1998 and January 31, 1998, and the results of operations and cash flows for the third quarter and nine months ended October 31, 1998 and November 1, 1997. The results of operations for the third quarters and nine months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet as of January 31, 1998 is derived from audited financial statements. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

2.       LONG-TERM OBLIGATIONS

         On June 11, 1998, the Company renewed its credit agreement with Wells Fargo Bank, increasing its unsecured revolving line of credit from $10 million to $20 million. The total amount available to borrow pursuant to the credit agreement is limited to 125 percent of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either Prime Rate or 1.95 percent above LIBOR. The Company must also pay a commitment fee of 0.35 percent per annum on the unused portion of the revolving line. The revolving line also provides for the issuance of letters of credit (L/C's) that are generally used in connection with international merchandise purchases. Outstanding L/C's issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. As of October 31, 1998, no borrowings were outstanding under the revolving line, and $11.9 million was available to borrow. As of December 11, 1998, letters of credit in the amount of $0.6 million were issued and outstanding; no borrowings were outstanding under the revolving line and, $11.7 million was available to borrow. Any amount borrowed under the revolving line of credit becomes due on June 5, 1999, the date the credit agreement matures.

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

4.       SHAREHOLDER RIGHTS PLAN

         On September 3, 1998, the Company declared a dividend of one Preferred Share Purchase Right ("Right") on each outstanding share of Gadzooks, Inc. common stock. The dividend distribution was made on September 15, 1998 to shareholders of record on that date. The Rights become exercisable if a person or group acquires 20 percent or more of the Company's common stock or announces its intent to do so. Each Right will entitle shareholders to buy one one-thousandth of a new series of junior participating preferred stock at an exercise price of $110. When the Rights become exercisable, the holder of each Right (other than the acquiring person or members of such group) is entitled (1) to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such price, (2) to purchase, at the Right's then current exercise price, a number of the Company's common shares having a market value of twice such price, or (3) at the option of the Company, to exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of common stock (or one one-thousandth of a share of the new series of junior participating preferred stock) per Right. The Rights may be redeemed for one cent each by the Company at any time prior to acquisition by a person (or group) of beneficial ownership of 20 percent or more of the Company's common stock. The Rights will expire on September 15, 2008.

5.       CONTINGENCY

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

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

GENERAL

Gadzooks is a leading, mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 13 and 19. As of October 31, 1998, the Company had opened 61 new stores since the beginning of the fiscal year, closed one store, and operated 311 stores in 32 states east of the Rocky Mountains.

The Company's business is subject to seasonal influences with slightly higher sales during the Christmas holiday, back-to-school, and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.

RESULTS OF OPERATIONS

Third Quarter Ended October 31, 1998 Compared to Third Quarter Ended November 1, 1997


Net sales increased approximately $9.4 million, or 22.8 percent to $50.7 million during the third quarter of fiscal 1998 from $41.3 million during the comparable quarter of fiscal 1997. Comparable store sales decreased 6.9 percent for the third quarter of fiscal 1998 The total company sales increase was attributable to new stores not yet included in the comparable store sales base. A store becomes comparable after it has been open for 14 full fiscal months.

Gross profit decreased approximately $1.1 million to $11.5 million during the third quarter of fiscal 1998 from $12.6 million during the comparable quarter of fiscal 1997. As a percentage of net sales, gross profit decreased to 22.8 percent from 30.6 percent in the comparable quarter of last year. The majority of the decrease in gross profit resulted from a decrease in merchandise margin of approximately 5.0 percent of sales as the Company increased markdowns and related promotional activity to clear merchandise from the stores during the back-to-school season. Store occupancy costs (which are somewhat fixed in nature) as a percentage of sales increased approximately 3.0 percent as a result of lower overall sales.

Selling, general and administrative expenses ("SG&A") increased approximately $3.0 million to $12.8 million during the third quarter of 1998 from $9.8 million during the comparable quarter of fiscal 1997. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A increased to 25.3 percent during the third quarter of fiscal 1998 from 23.7 percent during the comparable quarter of last year. The increase in the SG&A as a percentage of sales is primarily due to Company's inability to leverage SG&A expenses as a result of the comparable store sales decrease.

The Company's net interest income decreased $57,000 to $111,000 during the third quarter of fiscal 1998 from $168,000 in the comparable period of last year due to the use of short-term investments to fund holiday season inventory levels, and to a lesser extent, the Company's continuing store expansion.

November 1998 Comparable Stores Sales

The Company experienced a decline in comparable store sales of 13.5 percent during the month of November 1998. The decrease in November same store sales was due in part to an accelerating decline in young men's denim, which represented approximately 7 percent of November 1998 sales as compared to 10 percent for the same period last year.

As part of the Company's re-merchandising program, which began in September 1998, the unisex and accessory categories were planned lower to accommodate increases in apparel categories, partially in connection with the plan to increase the mix of tops to bottoms for both young mens and juniors. As a result, the Company anticipated comparable sales declines in these two categories with increases in apparel categories. However, sales declines in the unisex and accessory categories were greater than originally planned and sales of apparel merchandise purchased to replace planned sales reductions in both the unisex and accessory categories were insufficient to offset the planned declines. These declines are expected to negatively impact comparable store sales for the remainder of the fiscal year.

Nine Months Ended October 31, 1998 Compared to Nine Months Ended November 1,
1997


Net sales increased approximately $31.8 million, or 28.4 percent, to $143.9 million during the first nine months of fiscal 1998 from $112.1 million during the comparable period of fiscal 1997. Comparable store sales decreased 2.9 percent for the first nine months of fiscal 1998. The total Company sales increase was attributable to new stores not yet included in the comparable store sales base.

Gross profit increased approximately $4.7 million to $36.5 million during the first nine months of fiscal 1998 from $31.8 million during the comparable period of fiscal 1997. As a percentage of net sales, gross profit decreased to 25.4 percent from 28.4 percent in the comparable period of last year. Merchandise margins as a percentage of sales decreased by 1.0 percent due to an increase in markdowns and related promotional activity to clear merchandise from the stores during the third quarter of fiscal 1998. Store occupancy costs as a percentage of sales increased by approximately 2.0 percent as a result of the lower sales volume.

Selling, general and administrative expenses increased approximately $8.0 million to $34.9 million during the first nine months of 1998 from $26.9 million during the comparable period of fiscal 1997. As a percentage of net sales, selling, general and administrative expenses increased to 24.3 percent of sales during the first nine months of fiscal 1998 from 24.0 percent of sales during the comparable period of last year. The increase in the SG&A as a percentage of sales is primarily due to the Company's inability to leverage these costs due to the comparable store sales decreases.

Net interest income decreased $134,000 to $409,000 during the first nine months of fiscal 1998 from $543,000 in the comparable period of last year due to the use of short-term cash investments to fund the Company's continuing store expansion.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. As a result of a previously announced slow-down in the Company's new store openings, the Company expects its primary use of cash for the remainder of the current fiscal year to be the purchase of merchandise inventory. The Company is currently meeting its cash requirements through cash flow from operations and the sale of short-term investments. Historically, the Company's cash requirements for inventory purchases peak from November to mid-December as inventory levels build for the holiday shopping season. The Company may have to borrow under its bank credit facility (see description below) during this period. The Company anticipates that any such borrowings should be repaid by the end of the calendar year.

Cash Flows. At October 31, 1998, cash and cash equivalents were $7.0 million, a decrease of $2.8 million since January 31, 1998. The primary uses of cash were increased inventory levels of $7.1 million, principally in connection with the 61 new stores opened during the current year, capital expenditures of $7.4 million for leasehold improvements, fixtures and related capital items for the new stores, and a decrease in income taxes payable of $2.5 million. The primary sources of cash for the first nine months of fiscal 1998 were net income before depreciation of $4.6 million and reductions in short-term investments of $9.2 million. The Company opened 61 new stores during the first nine months of 1998 compared with 49 new stores opened during same period of the prior year.

Credit Facility. On June 11, 1998, the Company renewed its credit agreement with Wells Fargo Bank, increasing its unsecured revolving line of credit from $10 million to $20 million. The total amount available to borrow pursuant to the credit agreement is limited to 125 percent of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either Prime Rate or 1.95 percent above LIBOR. The Company must also pay a commitment fee of 0.35 percent per annum on the unused portion of the revolving line. The revolving line also provides for the issuance of letters of credit (L/C's) that are generally used in connection with international merchandise purchases. Outstanding L/C's issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. As of October 31, 1998, no borrowings were outstanding under the revolving line, and $11.9 million was available to borrow. As of December 11, 1998, letters of credit in the amount of $0.6 million were issued and outstanding; no borrowings were outstanding under the revolving line and, $11.7 million was available to borrow. Any amount borrowed under the revolving line of credit becomes due on June 5, 1999, the date the credit agreement matures.

Capital Expenditures. The Company anticipates opening one new store during the fourth quarter of fiscal 1998. The Company estimates that its average capital expenditures to open a new store, including leasehold improvements and furniture and fixtures, are approximately $175,000 (approximately $100,000 net of all landlord construction allowances). The typical cost of initial inventory for a new store is approximately $100,000; however, the immediate cash requirement for inventory is partially financed through the Company's payment terms with its vendors. Pre-opening costs range from $9,000 to $13,000 for travel, hiring and training and other miscellaneous costs associated with the setup of a new store prior to its opening for business. Pre-opening costs are expensed as incurred.

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

PART II - OTHER INFORMATION


Item  1   -  Legal Proceedings  -  See Notes to Financial Statements.

Items 2-5 - None.

Item  6   - Exhibits and Reports on Form 8-K.

     (a)  See Index to Exhibits.

     (b)  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         GADZOOKS, INC.
                                                          (Registrant)




DATE: December 15, 1998                    By: /s/  Monty R. Standifer
                                               ---------------------------
                                                    Monty R. Standifer
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer
                                                    of the Registrant)

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

10.9             Gadzooks, Inc. Employees' Savings Plan, as amended and restated
                 (filed as Exhibit 4.5 to the Company's Form S-8 (No. 333-68205) filed with the Commission on December 1, 1998 and incorporated herein by reference).

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

10.19            Amendment No. 1 to the Credit Agreement between the Company and

                 Wells Fargo Bank (Texas), National Association, dated June 11,
                 1998. (Filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 15, 1998, and incorporated herein by reference).

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

10.22 Employment Agreement dated July 18, 1998, between the Company and David Mangini, as continued by letter agreement (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 15, 1998, and incorporated herein by reference).

10.23*           Executive Retirement Agreement dated June 10, 1998 between the
                 Company and Monty R. Standifer.

10.24* Severance Protection Agreement dated September 1, 1998 between the Company and Gerald R. Szczepanski.

10.25* Severance Protection Agreement dated September 1, 1998 between the Company and David L. Mangini.

10.26* Severance Protection Agreement dated September 1, 1998 between the Company and Monty R. Standifer.

27*              Financial Data Schedule

--------------------------------------------------------------------------------

*  Filed herewith (unless otherwise indicated, exhibits are previously filed).