Form 10-K
period 1999-01-30
GADZOOKS INC
filed 1999-04-29
CIK 924140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       For Annual and Transition Reports Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

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

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                               -------------------

                          Common Stock, $0.01 par value

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
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ---

     The aggregate market value of Common Stock held by non-affiliates of the registrant on April 23, 1999 was approximately $78,282,598. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

     On April 23, 1999, the registrant had 8,892,736 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II incorporates information by reference from the registrant's Annual Report to Shareholders for the fiscal year ended January 30, 1999, filed herewith as Exhibit 13.

     Part III incorporates information by reference from the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

     Gadzooks, Inc. (the "Company" or "Gadzooks") is a mall-based specialty retailer of casual apparel and related accessories for young men and women, principally between the ages of 13 and 19. At fiscal year-end 1998, the Company operated 312 stores in both metropolitan and middle markets in 32 states. The Company opened 63 new stores and closed one store during fiscal 1998. In addition, the Company plans to open approximately 30 new stores in fiscal 1999, five of which have been opened as of April 1999.

     Management believes that current demographic trends provide the Company with the opportunity to continue its store expansion program. According to the U.S. Census Bureau, there are approximately 25 million teenagers in the United States today and the number is expected to grow to approximately 31 million by the year 2010. Management believes that teenagers represent both a growing part of the U.S. population and an increasing source of purchasing power.

     The Company was incorporated in Texas in 1982, its executive offices are located at 4121 International Parkway, Carrollton, Texas 75007 and its telephone number is (972) 307-5555.

BUSINESS STRATEGY

     The Company is a leading retailer of brand name casual apparel and related accessories to teenagers. The principal elements of the Company's business strategy are:

     o Focus on the Male and Female Teenage Customer. The Gadzooks concept focuses on providing fashionable casual apparel and accessories to both male and female teenage customers. By offering merchandise for both sexes, Gadzooks believes that it serves a broader customer base than many of its specialty store competitors thereby reducing the potential fashion risk of concentrating on one gender exclusively. Furthermore, Gadzooks believes that it attracts additional customers by creating a shopping environment where it is comfortable for both males and females to shop with friends, as well as on their own.

     o Multiple Merchandise Categories. A key component of the Company's merchandising strategy is to reduce its dependence on any one fashion, style, brand or item by offering products in a broad range of categories. Each Gadzooks store carries approximately 1,600 stock-keeping units or "SKUs" (excluding different sizes of the same item), including woven and knit tops, jeans, shorts, junior dresses, swimwear, t-shirts, footwear, sunglasses, watches, jewelry and other accessory items. The Company regularly monitors store sales by classification, style and size to identify emerging fashion trends, and manages the product mix in its stores to respond to the spending patterns of its customers. The Company believes that its success to date has been largely attributable to its ability to meet the changing fashion preferences of its customers.

     o Emphasis on Brand Name Merchandise. Another key feature of the Company's merchandising strategy is to offer a wide variety of popular brand name merchandise based on its belief that its customers shop primarily for recognized labels and designs. The Company's merchandise includes high visibility names such as L.E.I., JNCO, Dr. Marten, Billabong, and Mudd and other popular fashions and brand name merchandise. The Company concentrates on merchandise that appeals to the mainstream teenager rather than relying on "cutting edge" products. The Company believes that this strategy is consistent with its philosophy of responding to its customers' fashion preferences as opposed to attempting to establish fashion trends.

     o Metropolitan and Middle Market Locations. A central aspect of the Company's strategy has been the development of a store concept that is successful in both metropolitan and middle markets. The Company believes that teenagers throughout the United States frequently have similar fashion preferences as a result of the influence of television programs, MTV, and music and fashion magazines. As a result, the Company has been able to operate stores successfully across a broad range of demographic and geographic markets, increasing the number of potential sites available to the Company.

     o Attentive Customer Service. The Company is committed to offering professional and attentive customer service. Gadzooks hires young, energetic, service-oriented sales associates who understand teenagers and can relate to their changing needs and preferences. The Company strives to give its teenage customers the same level of respect and attention that is generally given to adult customers at other retail stores. The Company trains sales associates to greet each customer personally, to inform the customer about new fashion trends and to suggest merchandise to suit the customer's wardrobe and lifestyle needs. The Company believes that the high level of service given to its teenage customers differentiates Gadzooks from its competition.

     o Entertaining Store Environment. The Company believes that its stores are visually appealing and provide a fun and enjoyable shopping experience for its customers. Gadzooks stores are designed to create a high energy, fun environment using neon lighting, television monitors featuring popular music videos, playful mannequins and creative, eye-catching signage. The Company's signature Volkswagen Beetle is a feature attraction in the stores. The Company believes that its entertaining store design encourages customers to visit the stores more frequently and to shop in the stores for longer periods of time. While Gadzooks stores are designed to appeal primarily to the teenage customer, the Company also strives to create a shopping environment that is comfortable for adults.

     o Investment in Systems and Personnel. The Company is committed to investing in information systems and using current technology to help execute its merchandising strategy. The Company's systems provide its buyers and merchandise planners with daily sales and inventory information by store, SKU and size, allowing Gadzooks to respond to changing customer preferences and to stock the appropriate quantities and styles of merchandise at each store. The Company is also committed to attracting and retaining highly-qualified, service-oriented management and sales associates and providing them with career advancement opportunities. The corporate culture at Gadzooks promotes the open exchange of new ideas and information between all levels of the Company, thereby enabling management to supplement the data from its information systems with the practical experience of its employees.

     o Distribution Capabilities. The Company has a 110,000 square-foot distribution center that can support the merchandising needs of about 500 stores, providing for our continued store expansion into the next century. The Company believes the distribution center is a critical element in its future growth plans.

STORE LOCATIONS

     As of April 23, 1999, the Company operated 317 stores in 32 states. The Company's existing stores are located in metropolitan markets such as Dallas, Chicago, Atlanta, Boston and Kansas City, as well as middle markets such as Amarillo, Texas; Tupelo, Mississippi; and Roanoke, Virginia. The following store list shows the number of stores that Gadzooks operates in each state and the cities in which Gadzooks stores are located.

         ALABAMA                      KANSAS                  MISSOURI                   OKLAHOMA                TEXAS - CONT.
         -------                      ------                  --------                   --------                -------------
        Huntsville                     Hays                   Columbia                     Enid                   Port Arthur
          Mobile                    Hutchinson             Jefferson City                 Lawton                  San Angelo
        Montgomery                  Manhattan                  Joplin                     Norman                San Antonio (4)
                                      Salina               Kansas City (3)          Oklahoma City (4)               Sherman
         ARKANSAS                     Topeka                 Springfield                 Shawnee                    Temple
         --------                  Wichita (2)              St. Louis (3)               Tulsa (2)                  Texarkana
       Fayetteville                                                                                                  Tyler
        Fort Smith                   KENTUCKY                 NEBRASKA                 PENNSYLVANIA                Victoria
        Jonesboro                    --------                 --------                 ------------                  Waco
     Little Rock (2)                 Ashland                Grand Island                 Altoona                 Wichita Falls
                                 Bowling Green                Lincoln                     Erie
        FLORIDA                   Elizabethtown               Omaha (2)                 Harrisburg                 VIRGINIA
        -------                Florence/Cincinnati                                      Johnstown                  --------
        Fort Myers                  Owensboro               NEW HAMPSHIRE               Lancaster
       Jacksonville                 Lexington               -------------            Philadelphia (2)           Charlottesville
       Orlando (3)                Louisville (2)             Manchester                  Scranton                 Chesapeake
        Pensacola                    Paducah                    Salem                 State College             Christiansburg
       Tallahassee                                                                                                 Danville
        Tampa (2)                   LOUISIANA                NEW JERSEY               SOUTH CAROLINA         Dulles/Washington D.C.
                                    ---------                ----------               --------------            Fredericksburg
         GEORGIA                    Alexandria                Freehold                Charleston (2)             Harrisonburg
         -------                 Baton Rouge (2)             Livingston                Columbia (2)                Manassas
          Athens                   Bossier City             Mays Landing                Greenville               Newport News
       Atlanta (7)                    Houma                    Paramus                 Myrtle Beach                 Norfolk
         Augusta                    Lafayette           Depford/Philadelphia           Spartanburg                  Roanoke
          Macon                    Lake Charles               Rockaway                                            Springfield
                                      Monroe                   Wayne                   SOUTH DAKOTA             Virginia Beach
         ILLINOIS                New Orleans (3)                                       ------------               Winchester
         --------                   Shreveport               NEW MEXICO                Sioux Falls
       Bloomington                                           ----------                                          WEST VIRGINIA
        Carbondale                   MARYLAND              Albuquerque (2)              TENNESSEE                -------------
        Champaign                    --------                Las Cruces                 ---------                 Bridgeport
       Chicago (13)               Baltimore (2)               Santa Fe                 Chattanooga              Charleston (2)
Fairview Heights/St. Louis          Frederick                                          Clarksville                Morgantown
          Moline                                              NEW YORK                   Jackson                  Parkersburg
          Peoria                  MASSACHUSETTS               --------                 Johnson City
         Rockford                 -------------              Albany (2)                 Kingsport                  WISCONSIN
       Springfield                  Boston (5)                 Nanuet                 Knoxville (2)                ---------
                                                            Rochester (3)              Memphis (3)
         INDIANA                     MICHIGAN               Staten Island             Nashville (3)                Appleton
         -------                     --------               Syracuse (2)                                          Eau Claire
         Elkhart                    Ann Arbor                                             TEXAS                    Green Bay
        Evansville                 Battlecreek             NORTH CAROLINA                 -----                   Madison (2)
        Fort Wayne                 Detroit (4)             --------------                Abilene                 Milwaukee (4)
       Indianapolis                   Flint                 Charlotte (2)                Amarillo                   Wausau
        Lafayette                  Grand Rapids                Concord                  Austin (2)
       Merrillville                  Holland                Fayetteville                 Beaumont
          Muncie                     Jackson                 Greensboro              College Station
        South Bend                    Monroe                   Hickory                Corpus Christi
       Terre Haute                  Port Huron               High Point            Dallas/Fort Worth (9)
                                     Portage             Raleigh-Durham (3)              Denton
           IOWA                      Saginaw                Winston-Salem              El Paso (3)
           ----                                                                         Harlingen
     Cedar Rapids (2)               MINNESOTA                   OHIO                   Houston (12)
      Council Bluffs                ---------                   ----                     Killeen
        Davenport                    Mankato               Cincinnati (2)                Laredo
      Des Moines (3)          Minneapolis/St. Paul (3)      Cleveland (4)               Longview
         Dubuque                    St. Cloud                 Columbus                   Lubbock
        Fort Dodge                                            Dayton (2)                 McAllen
        Iowa City                  MISSISSIPPI                  Heath                    Midland
        Sioux City                 -----------                Lancaster                  Odessa
                                      Biloxi                    Lima
                                   Hattiesburg                Mansfield
                                     Jackson              New Philadelphia
                                     Meridian                   Niles
                                     Tupelo                St. Clairsville
                                                              Sandusky
                                                               Toledo
                                                             Youngstown
                                                             Zanesville

EXPANSION STRATEGY

     The following table provides a history of the Company's store expansion program over the past five fiscal years.

                                                              FISCAL YEAR
                                                 ------------------------------------
                                                 1994    1995    1996   1997     1998
                                                 ----    ----    ----   ----     ----
Number of stores open at beginning of period....  65      90     126     183     250
Number of new stores opened ....................  26      39      57      67      63
Number of stores closed ........................   1       3      --      --       1
                                                 ---     ---     ---     ---     ---
Number of stores open at end of period .........  90     126     183     250     312
                                                 ===     ===     ===     ===     ===


     The Company's expansion strategy is to continue to open stores in enclosed shopping malls in both metropolitan and middle markets. The Company expects to open approximately 20-30 new stores during fiscal 1999, five of which have been opened as of April 1999. The Company believes that the broad appeal of the Gadzooks concept enables it to operate successfully in diverse geographic and demographic markets, thereby increasing the total number of potential sites available to the Company.

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

     The Company has from time to time analyzed potential acquisitions of small chains of stores that serve its target customer in order to provide the Company with more rapid access to desirable locations and new markets. The Company may consider such acquisitions again in the future. Except for a limited number of stores acquired from former franchisees, the Company has never made any such acquisitions and does not currently have any agreements for any in the future.

STORE-LEVEL ECONOMICS

     In 1998, the Company's 312 stores averaged $717,976 in annualized net sales or approximately $306 in annualized net sales per square foot. In general, the Company's newer stores typically generate lower sales volumes and operating cash flow than its more mature stores. Capital expenditures, including leasehold improvements and furniture and fixtures, for the 63 new stores opened during fiscal 1998 averaged approximately $180,000 (approximately $105,000 net of all landlord allowances), and initial gross inventory requirements (which were partially financed by trade credit) averaged approximately $100,000 per store. Pre-opening costs ranged from $9,000 to $13,000 for travel, hiring and training, and other miscellaneous costs associated with the set-up of a new store prior to its opening for business. Inventory requirements vary at new stores depending on the season during which they are opened and current fashion trends. There can be no assurance that future average store-level sales and operating cash flow will not vary from historical results or that the total estimated capital expenditures for new stores will not increase.

MERCHANDISING

     The Company's merchandising strategy is to provide a wide range of brand name casual apparel and related accessories that reflect the fashion preferences of young men and women principally between the ages of 13 and 19. Each store typically carries an inventory of approximately 1,600 SKUs, with most merchandise selling at prices ranging between $15 and $40.

     The Company's merchandise includes high visibility names such as JNCO, Dr. Marten, L.E.I., Billabong and Mudd and other popular fashions and brand name merchandise. The Company concentrates on merchandise that appeals to the mainstream teenager rather than relying on "cutting edge" products. The Company believes that this strategy is consistent with its philosophy of responding to its customers' fashion preferences as opposed to attempting to establish fashion trends.

     The Company classifies all of its merchandise into one of five categories as follows:

          o  Juniors:         The Juniors category includes casual sportswear
                              separates designed for fashion-current teenage girls, such as knit tops, woven shirts and vests, denim, dresses and swimwear. Key brands in this category include Paris Blues, L.E.I., Mossimo,
                              XOXO, and Mudd.

          o  Young Men:       The Young Mens category includes casual sportswear
                              separates reflecting current fashion trends, such as woven and knit tops and bottoms made of denim and other fabrics. The key brands in this category include JNCO, Dr. Marten, Kikwear, BC Ethic,
                              Billabong and Hurley.

          o  Accessories:     The Accessories category includes a variety of
                              male, female and unisex accessories including sunglasses, watches, wallets, hair accessories, backpacks, necklaces, hats and other accessories.
                              Key brands in this category include Fossil, Storm, and Black Flys.

          o  Unisex Apparel:  The Unisex category consists primarily of t-shirts with logos containing current topics and humorous designs and phrases. This category includes merchandise from various vendors, as well as a small selection of Company-designed products.

          o  Footwear:        The Company offers a limited selection of male,
                              female and unisex footwear including sandals and active footwear. Key brands in this category include Dr. Marten, Adidas, and Skechers.

     The following table sets forth the Company's merchandise by category as an approximate percentage of net sales for fiscal 1998:

                                                                                      PERCENTAGE OF NET SALES
                                                                                      -----------------------
         Juniors....................................................................             32%
         Young Men..................................................................             29
         Accessories ...............................................................             17
         Unisex Apparel ............................................................             12
         Footwear ..................................................................             10
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

     In an effort to keep the stores fresh and exciting, the Company's visual merchandising department, in conjunction with the marketing and buying staff, provides specific floor sets and merchandising ideas to the stores and regularly instructs district and store managers on the creative display of merchandise. The merchandise presentation in the stores is significantly changed three times each year to highlight specific merchandise for each of the Company's three peak selling seasons and to maintain a current look. In addition, the Company maintains a constant flow of new merchandise to the stores through shipments from its distribution center on a daily basis to encourage our customers to frequently visit our stores. To reduce the risk associated with the introduction of new products, the Company tests products in selected stores before determining if it will purchase the product for a broader group of stores.

PURCHASING

     The Company's purchasing staff consists of a General Merchandising Manager, buyers, associate buyers and assistant buyers. The General Merchandising Manager and the buyers analyze current fashion directions by visiting major fashion markets and maintaining close relationships with the Company's vendors in order to identify styles and trends. In addition, the Company's buyers attend concerts and other events attended by teenagers. The General Merchandising Manager and the buyers regularly monitor merchandise flow through the stores and strive to maintain the appropriate merchandise mix to meet customer demand.

     Due to changes in fashion trends and seasonality, the Company purchases merchandise from numerous vendors throughout the year. During fiscal 1998, the Company did business with approximately 750 vendors. No single vendor accounted for more than 10% of merchandise purchases. Certain of the Company's vendors have limited financial resources and production capabilities. Gadzooks believes that strong vendor relationships are important to the growth and success of the Company.

ALLOCATION AND DISTRIBUTION OF MERCHANDISE

     The Company continually strives to improve its merchandising, distribution, planning and allocation methods to manage its inventory more productively. The Company's Vice President of Planning and Allocation and staff work closely with the buyers to meet the requirements of determining the correct inventory levels for all stores and merchandise categories. The Company divides its stores into different categories based upon, among other things, geographic location, demographics, sales volume, competition and store capacity. Merchandise allocation and distribution are based in part on sales and inventory analysis of the stores by category. Information from the Company's point-of-sale computer system is regularly reviewed and analyzed to assist in making merchandise allocation and markdown decisions.

     In May 1997, the Company relocated its headquarters to a larger site in the Dallas metropolitan area which includes a distribution facility of approximately 110,000 square feet. Vendors deliver merchandise to this facility, where it is inspected, entered into the Company's computer system, ticketed (to the extent that it was not pre-ticketed by the vendor), allocated to stores and boxed for distribution to the Company's stores. Merchandise is typically shipped to stores daily via United Parcel Service, providing Gadzooks stores with a steady flow of new merchandise. For certain key products, the Company maintains a backstock at its distribution center that is allocated and distributed to the stores through an automated replenishment system.

STORE OPERATIONS

     Gadzooks stores are open seven days a week during normal mall hours. The Company's store operations are managed by a Senior Vice President of Store Operations, Director of Store Operations, regional managers and district managers, who generally have responsibility for 8 to 10 stores within a geographic district. Individual stores are managed by a store manager and two assistant store managers. A typical store has 6 to 12 part time sales associates, depending on the season. Gadzooks compensates its district and store managers with a base salary, a performance bonus based on store sales and other operating statistics. In addition, stock options are granted to district managers and above at the time they assume their position, with additional grants each year thereafter. Sales associates are compensated on an hourly basis.

     The Company believes that its continued success is dependent in part on its ability to attract, retain and motivate quality employees. In particular, the success of the Company's store expansion program will be dependent on its ability to promote and/or recruit qualified district and store managers. The Company has an established training program for future district managers. Store managers, many of whom are selected from among the Company's assistant managers, currently complete a one-week training program with a designated training store manager before taking responsibility for a store. The hiring and training of new sales associates are the responsibility of store managers, and the Company has established training and operations manuals to assist them in this process. The Company is constantly enhancing its training programs for its store managers, assistant managers and sales associates.

     Management considers its employees' knowledge of the Company's customers and merchandise to be significant to its marketing approach and customer satisfaction. While all Gadzooks store employees are responsible for the general appearance of the store and merchandise presentation, the Company's major emphasis in training its store employees is to give priority to customer service and assistance. Sales associates regularly act as greeters, meeting customers as they enter the store, handing out promotional materials and offering assistance. The Company trains its sales associates to inform the customer about new fashion trends and to suggest merchandise that suits the customer's wardrobe and lifestyle needs. The Company monitors the customer service level at each store through various programs, including unannounced visits to the stores by shoppers, who are unknown by the store employees, and store operations personnel, and by regularly reviewing and responding to comment cards received from its customers.

STORE ENVIRONMENT

     The Company believes that its stores are visually appealing and provide a fun and enjoyable shopping experience for its customers. Gadzooks stores are designed to create a high energy, fun environment using neon signs, video monitors featuring popular music videos, playful mannequins and creative, eye-catching signage. The Company's signature Volkswagen Beetle is a feature attraction in the stores. The Company typically displays a significant amount of merchandise on the walls of the store, with male merchandise along one side, female merchandise along the other and t-shirts along part of the back wall. In the center of the store, lower fixtures are used to display merchandise in order to maintain an open feeling. Stores typically feature large windows along the mall which provide an open view of the entire store to mall traffic and are merchandised to draw customers into the store. While Gadzooks stores are designed to appeal primarily to the teenage customer, the Company also strives to create a shopping environment that is comfortable for adults.

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

     The Company's merchandising, distribution and accounting software system was installed in late 1993, and the point-of-sale software system was installed during the second quarter of fiscal 1995. The Company estimates that its current management information and control systems are adequate to support the Company's planned expansion, but has plans to continue to improve and enhance numerous functions on a continuing basis. In 1998, the Company significantly upgraded its information technology infrastructure network to support many new and ongoing initiatives to take advantage of emerging technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Year 2000 Issue."

ADVERTISING  AND PROMOTION

     The Company relies primarily on mall traffic, the enthusiasm of its sales associates and existing customers, highly visible store locations and eye-catching signage to attract new customers to the stores. The Company has generally found this approach to be more cost effective than more traditional media advertising. The Company plans the opening of new stores to coincide with peak shopping seasons and mall grand openings when customer traffic is greater. The Company also uses promotions to generate repeat visits to its stores and advertises to a limited extent in national magazines, such as Seventeen and YM, in cooperation with certain of its vendors. The Company also benefits from advertising by its vendors, especially where Gadzooks is listed as a retailer of their products.

TRADEMARKS

     The Company has registered on the Principal Register of the United States Patent and Trademark Office "Gadzooks" (in various formats) and "Gaditude". Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States.

COMPETITION

     The teenage retail apparel and accessories industry is highly competitive. The Company competes with other retailers for customers, suitable retail locations and qualified management personnel. Gadzooks currently competes with traditional department stores, with national specialty chains such as The Gap and certain divisions of The Limited, with numerous other teen retailers such as American Eagle Outfitters, The Buckle, Hot Topic, Pacific Sunwear and Wet Seal, and with local specialty stores in certain markets, and to a lesser extent, with mass merchandisers and companies providing shopping sites via the internet. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. The principal factors of competition in the Company's business are fashion, merchandise selection, customer service, store location and price.

EMPLOYEES

     At April 23, 1999, the Company had 1,167 full-time employees and 2,368 part-time employees. Of the Company's 3,535 employees, 169 were corporate personnel, 77 were distribution center employees and 3,289 were store employees. The number of part-time employees fluctuates with seasonal needs. None of the Company's employees is covered by a collective bargaining agreement. The Company seeks to create a casual and supportive working environment and considers its employee relations to be excellent.

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

GROWTH STRATEGY; FUTURE OPERATING RESULTS

     The Company's net sales have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, increases in comparable store sales. The Company intends to continue its growth strategy by opening new stores for the foreseeable future, and its future operating results will depend, to a certain degree, upon its ability to open and operate new stores successfully and to manage a larger business profitably. The Company anticipates opening approximately 20-30 new stores during fiscal 1999. In the future, the Company plans to enter new markets in various regions of the United States. Expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing markets. As an additional part of its growth strategy, the Company has occasionally analyzed the acquisition of other retailers that serve the Company's target customer and may consider such acquisitions again in the future. Except for a limited number of stores acquired from former franchisees, the Company has never made any such acquisitions and does not currently have any agreements for any in the future. There can be no assurance that the operations of any acquired entities could be successfully integrated with the Company's existing operations or that the combined business would be profitable.

     The Company is subject to a variety of business risks generally associated with rapidly growing companies. The Company's ability to open new stores will depend upon many factors, including, among others, the ability to identify and enter new markets, locate suitable store sites, negotiate acceptable lease terms, hire and train store managers and sales associates and obtain adequate capital resources on acceptable terms. There can be no assurance that the Company will be able to integrate successfully new stores into its operations or that new stores will achieve sales and profitability levels comparable to the Company's existing stores. In addition, there can be no assurance that the Company's expansion within its existing markets will not adversely affect the individual financial performance of the Company's existing stores or its overall results of operations. Furthermore, the Company will need to continually evaluate the adequacy of its store management and management information and distribution systems to manage its planned expansion. There can be no assurance that the Company will anticipate all of the changing demands that its expanding operations will impose on such systems and facilities, and the failure to adapt its systems, facilities and procedures could have a material adverse effect on the Company's business. There can be no assurance that the Company will successfully achieve its planned expansion or, if achieved, that the expansion will result in profitable operations. See "Business -- Store Locations" and "Business -- Expansion Strategy."

     The Company anticipates that it will spend approximately $8.0 million for capital expenditures and approximately $2.0 million for initial inventories to open approximately 30 new stores, remodel eight existing stores and refurbish 50-55 existing stores in fiscal 1999. The actual costs that the Company will incur in connection with opening new stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, the size of the store and the extent of the build-out required at the selected site. The Company believes that its existing cash balances, cash generated from operations, and funds available under the Company's revolving line of credit will be sufficient to fund its expansion requirements through at least 1999. There can be no assurance that the Company may not be required to seek additional sources of funds for such expansion.

FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS

     A variety of factors affect the Company's comparable store sales results including, among others, economic conditions, fashion trends, the retail sales environment, sourcing and distribution of products and the Company's ability to execute its business strategy efficiently. The Company's quarterly comparable store sales results have fluctuated significantly in the past. The Company's comparable store sales results were 4.4%, (3.6%), 3.3% and 3.1% in the first, second, third and fourth quarters of fiscal 1997, respectively, and (0.5%), (0.6%), (6.9%) and (10.9%) in the first, second, third and fourth quarters of fiscal 1998 respectively. The Company has recorded comparable store sales decreases in past months, quarters and years, and there can be no assurance that comparable store sales for any particular month, quarter or fiscal year will not decrease in the future. The Company's comparable store sales results could cause the price of the Common Stock to fluctuate substantially.

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

QUARTERLY RESULTS AND SEASONALITY

     The Company's quarterly results of operations may fluctuate materially depending on, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, shifts in timing of certain holidays and changes in the Company's merchandise mix. The Company's business is also subject to seasonal influences, with heavier concentrations of sales during the Christmas holiday, back-to-school and spring break seasons. As is the case with many apparel retailers, the Company's net sales and net income are typically lower in the first quarter. The Company has experienced quarterly losses in the past and may experience such losses in the future. Because of these fluctuations in net sales and net income, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter.

DEPENDENCE ON KEY VENDORS

     The Company's business depends on its ability to purchase current season, brand name apparel in sufficient quantities at competitive prices. During the Company's 1998 fiscal year, no single vendor accounted for more than 10% of the Company's merchandise purchases. The inability or failure of key vendors to supply the Company with adequate quantities of desired merchandise, the loss of one or more key vendors or a material change in the Company's current purchase terms could have a material adverse effect on the Company's business. Many of the Company's smaller vendors have limited resources, production capacities and operating histories, and many have limited the distribution of their merchandise in the past. The Company has no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that the Company will be able to acquire desired merchandise in sufficient quantities on terms acceptable to the Company in the future. See "Business -- Merchandising" and "Business -- Purchasing."

DEPENDENCE ON KEY PERSONNEL

     The Company's success will depend largely on the efforts and abilities of senior management. The loss of the services of any member of senior management could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's existing management team will be able to manage the Company or its growth or that the Company will be able to attract and retain additional qualified personnel as needed in the future.

COMPETITION

     The Company operates in a highly competitive environment. The Company currently competes with traditional retail department stores, with national specialty chains such as The Gap and certain divisions of The Limited, with numerous regional chains such as The Buckle, Pacific Sunwear, Wet Seal, Hot Topic and American Eagle Outfitters, with smaller chains and local specialty stores, and to a lesser extent, with mass merchandisers and companies providing shopping sites via the internet. Many of these competitors are larger and have substantially greater resources than the Company. Direct competition with these and other retailers may increase significantly in the future, which could require the Company, among other things, to lower its prices and/or increase its advertising expenses. Increased competition could have a material adverse effect on the Company's operations and comparable store sales results. See "Business -- Competition."

STOCK PRICE VOLATILITY

     The market price of the Company's Common Stock has fluctuated substantially since the Company's initial public offering in October 1995. The Company's Common Stock is quoted on The Nasdaq Stock Market, which has experienced and is likely to experience in the future significant price and volume fluctuations which could adversely affect the market price of the Common Stock without regard to the operating performance of the Company. In addition, the Company believes that factors such as quarterly fluctuations in the financial results of the Company, the Company's comparable store sales results, announcements by other apparel retailers, the overall economy and the condition of the financial markets could cause the price of the Common Stock to fluctuate substantially.

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

     The Company has adopted a Shareholder Rights Plan which is intended to deter an unfriendly takeover of the Company and to help ensure current shareholders receive fair value upon the sale of their stock to another party seeking control of the Company. See "Notes to Financial Statements - Note 12 Shareholder Rights Plan."

ITEM 2. PROPERTIES.

     All of the existing stores are leased by the Company, with lease terms (excluding renewal option periods exercisable by the Company at escalating rents) expiring between June 1999 and January 2009. The leases for most of the existing stores are for terms of 10 years and provide for contingent rent based upon a percent of sales in excess of specified minimums.

     The Company's office and distribution center is located in Carrollton, Texas, under a lease that is scheduled to expire on May 1, 2007.

ITEM 3. LEGAL PROCEEDINGS.

     In the ordinary course of its business, the Company is periodically a party to lawsuits. The Company believes that any resulting liability from existing legal proceedings, individually or in the aggregate, will not have a material adverse effect on its operations or financial condition. See "Notes to Financial Statements Note 13 Contingency".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information in response to item 5 is contained in the section entitled "Corporate Information - Share Price Data" located on page 24 of the registrant's 1998 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such Market for Registrant's Common Equity and Related Stockholder Matters are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial and operating data in response to Item 6 is contained in the section entitled "Selected Financial Data," located on page 7 of the registrant's 1998 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such Selected Financial Data is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information in response to item 7 is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," located on pages 8 to 11 of the registrant's 1998 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such Management's Discussion and Analysis of Financial Condition and Results of Operations are incorporated herein by reference.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information in response to item 8 is contained in the registrant's 1998 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such information is incorporated herein by reference. A cross-reference for location of the requested information is below.

                                                                                            PAGE NUMBER(S) IN
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                  ANNUAL REPORT*
-------------------------------------------                                                 -----------------
Unaudited Quarterly Financial Data...................................................               9
Balance Sheets at January 30, 1999 and January 31, 1998..............................              12
Statements of Income for the Years Ended January 30, 1999,
      January 31, 1998, and February 1, 1997.........................................              13
Statements of Stockholders' Equity for the Years Ended January 30, 1999,
      January 31, 1998, and February 1, 1997.........................................              14
Statements of Cash Flows for the Years Ended January 30, 1999,
      January 31, 1998, and February 1, 1997.........................................              15
Notes to Financial Statements........................................................            16 - 22
Report of Independent Accountants....................................................              23
Corporate Information................................................................              24

*The indicated pages of the Company's 1998 Annual Report to Shareholders are filed as Exhibit 13 to this Report. Such Exhibit is incorporated herein by reference.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. The financial statements as cross-referenced in Item 8 of this Report, together with the report thereon of PricewaterhouseCoopers LLP dated March 8, 1999, except as to the second paragraph of Note 6, which is as of April 5, 1999, appearing in the accompanying 1998 Annual Report to Shareholders are incorporated by referenced in this Report. With the exception of the aforementioned information and information incorporated in Items 5, 6 and 7, the 1998 Annual Report to Shareholders is not deemed filed as part of this Report.

     2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.  Exhibits included or incorporated herein:

         See Exhibit Index.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 28, 1998 on its behalf by the undersigned, thereunto duly authorized.

                                     GADZOOKS, INC.



                                     By  /s/ Gerald R. Szczepanski
                                         ---------------------------------------
                                             Gerald R. Szczepanski,
                                             Chairman of the Board, President
                                             and Chief Executive Officer

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



                  Signature                                             Title                             Date
                  ---------                                             -----                             ----
/s/ Gerald R. Szczepanski                                 Chairman of the Board, President          April 28, 1999
-------------------------------------------               and Chief Executive Officer
            Gerald R. Szczepanski                         (Principal Executive Officer)

/s/ Monty R. Standifer                                    Senior Vice President, Chief              April 28, 1999
-------------------------------------------               Financial Officer, Treasurer and
             Monty R. Standifer                           Secretary (Principal Financial and
                                                          Accounting Officer)

/s/ G. Michael Machens                                    Director                                  April 28, 1999
-------------------------------------------
             G. Michael Machens

/s/ Robert E.M. Nourse                                    Director                                  April 28, 1999
-------------------------------------------
             Robert E.M. Nourse

/s/ Ron G. Stegall                                        Director                                  April 28, 1999
-------------------------------------------
               Ron G. Stegall

/s/ Lawrence H. Titus, Jr.                                Director                                  April 28, 1999
-------------------------------------------
           Lawrence H. Titus, Jr.

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                               DESCRIPTION
  -------                             -----------
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

     3.3  --  First Amendment to the Amended and Restated Bylaws of the
              Company (filed as Exhibit 3.3 of the Company's Quarterly Report on
              Form 10-Q for the quarter ended August 2, 1997 filed with the Commission on September 16, 1997 and incorporated herein by reference).

     4.1 -- Specimen Certificate for shares of Common Stock, $.01 par value, of the Company (filed as Exhibit 4.1 to the Company's
              Amendment No. 2 to Form S-1 (No. 33-95090) filed with the
              Commission on September 8, 1995 and incorporated herein by reference).

     4.2  --  Rights Agreement dated as of September 3, 1998 between the
              Company and ChaseMellon Shareholder Services, L.L.C. (filed as
              Exhibit 1 to the Company's Form 8-A filed with the Commission on September 4, 1998 and incorporated herein by reference).

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

    10.16 --  Gadzooks, Inc. Deferred Compensation Plan (filed as Exhibit
              10.16 to the Company's 1997 annual report on form 10-K filed with the Commission on April 27, 1998 and incorporated herein by reference).

    10.17 --  Lease Agreement between Gadzooks, Inc. (Lessee) and CB Midway
              International, LTD. (Lessor) dated August 23, 1996 (filed as
              Exhibit 10.17 to the Company's 1997 Annual Report on Form 10-K filed with the Commission on April 27, 1998 and incorporated herein by reference).

    10.18 --  Gadzooks, Inc. 401(k) Plan and Profit Sharing Plan Adoption
              Agreement (filed as Exhibit 10.18 to the Company's Quarterly
              Report on Form 10-Q filed with the Commission on June 9, 1998, and incorporated herein by reference).

    10.19 --  Amendment No. 1 to the Credit Agreement between the Company and
              Wells Fargo Bank (Texas), National Association, dated June 11,
              1998 (filed as Exhibit 10.19 to the Company's Quarterly Report on
              Form 10-Q filed with the Commission on September 15, 1998, and incorporated herein by reference).

    10.20 --  Amendment No. 6 to the Gadzooks, Inc. 1992 Incentive and
              Non-Statutory Stock Option Plan dated June 18, 1998 (filed as
              Exhibit 4.8 to the Company's Form S-8 (No. 333-60869) filed with the Commission on August 7, 1998 and incorporated herein by reference).

    10.21 --  Amendment No. 1 to the Gadzooks, Inc. 1995 Non-Employee
              Director Stock Option Plan dated June 18, 1998 (filed as Exhibit
              4.10 to the Company Form S-8 (No. 333-60869) filed with the
              Commission on August 7, 1998 and incorporated herein by reference).

    10.22 -- Employment Agreement dated July 18, 1998, between the Company and David Mangini, as continued by letter agreement (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 15, 1998, and incorporated herein by reference).

    10.23 --  Executive Retirement Agreement dated June 10, 1998 between the
              Company and Monty R. Standifer (filed as Exhibit 10.23 to the
              Company's Quarterly Report on Form 10-Q filed with the Commission on December 15, 1998 and incorporated herein by reference).

    10.24 -- Severance Protection Agreement dated September 1, 1998 between the Company and Gerald R. Szczepanski (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 15, 1998 and incorporated herein by reference).

    10.25 -- Severance Protection Agreement dated September 1, 1998 between the Company and David L. Mangini (filed as Exhibit 10.25 to the
              Company's Quarterly Report on Form 10-Q filed with the Commission on December 15, 1998 and incorporated herein by reference).

    10.26 -- Severance Protection Agreement dated September 1, 1998 between the Company and Monty R. Standifer (filed as Exhibit 10.26 to the
              Company's Quarterly Report on Form 10-Q filed with the Commission on December 15, 1998 and incorporated herein by reference).

    13*   --  Pages 17-24 of the Company's 1998 Annual Report to Shareholders.

    23*   --  Consent of PricewaterhouseCoopers LLP.

    24*   --  Power of Attorney (included on signature page of this report).

    27*   --  Financial Data Schedule.

-----------------
*  Filed herewith (unless otherwise indicated exhibits are previously filed).