Form 10-Q
period 1999-05-01
GADZOOKS INC
filed 1999-06-15
CIK 924140

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

                   FOR THE QUARTERLY PERIOD ENDED MAY 1, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26732

                                 GADZOOKS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      TEXAS                                               74-2261048
--------------------------------------------------------------------------------
      (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION
       INCORPORATION OR ORGANIZATION)                       NUMBER)

      4121 INTERNATIONAL PARKWAY
      CARROLLTON, TX                                                75007
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:      972-307-5555
                                                        ------------------------


--------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of June 11, 1999, the number of shares outstanding of the registrant's common stock is 8,896,736.

                                 GADZOOKS, INC.

                                    FORM 10-Q

                        For the Quarter Ended May 1, 1999


                                      INDEX

                                                                         PAGE
                                                                         ----
PART I.   FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Balance Sheets as of May 1, 1999                3
                and January 30, 1999

                Condensed Statements of Income for the                    4
                First Quarter Ended May 1, 1999 and
                May 2, 1998

                Condensed Statements of Cash Flows for the                5
                First Quarter Ended May 1, 1999 and
                May 2, 1998

                Notes to Financial Statements                             6

     Item 2.    Management's Discussion and Analysis                     8-11
                of Financial Condition and Results of Operations


     Item 3.    Quantitative and Qualitative Disclosures About          11-12
                Market Risk


PART II.  OTHER INFORMATION                                               12

SIGNATURE PAGE                                                            13

INDEX TO EXHIBITS                                                       14-17

PART I - FINANCIAL INFORMATION



GADZOOKS, INC.
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands)

(Unaudited)

                                                      MAY 1,           JANUARY 30,
                                                       1999               1999
                                                    ----------        ------------

ASSETS
Current assets:
    Cash and cash equivalents                       $  12,237         $     16,353
    Accounts receivable                                 1,481                3,002
    Inventory                                          38,046               34,404
    Other current assets                                2,855                1,987
                                                    ----------        ------------
                                                       54,619               55,746
                                                    ----------        ------------

Leaseholds, fixtures and equipment, net                30,445               30,696
                                                    ---------         ------------
                                                    $  85,064         $     86,442
                                                    =========         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                $  16,117         $     18,149
    Accrued expenses & other current liabilities        5,503                5,968
    Income taxes payable                                  335                  --
                                                    ---------         ------------
                                                       21,955               24,117
                                                    ---------         ------------

Accrued rent                                            2,397                2,294

Shareholders' equity:
    Common stock                                           89                   89
    Additional paid-in capital                         42,235               42,198
    Retained earnings                                  18,456               17,855
    Treasury stock                                        (68)                (111)
                                                    ---------         ------------
                                                       60,712               60,031
                                                    ---------         ------------
                                                    $  85,064         $     86,442
                                                    =========         ============


   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(In thousands, except per share data)

(Unaudited)

                                                                      FIRST QUARTER ENDED
                                                             --------------------------------------
                                                                 MAY 1,                  MAY 2,
                                                                  1999                    1998
                                                             --------------          --------------

Net sales                                                    $       51,465          $       45,026
Cost of goods sold including buying,
    distribution and occupancy costs                                 37,457                  32,324
                                                             --------------          --------------
        Gross profit                                                 14,008                  12,702

Selling, general and administrative expenses                         13,199                  10,620
                                                             --------------          --------------
        Operating income                                                809                   2,082

Interest income, net                                                    144                     185
                                                             --------------          --------------
         Income before income taxes                                     953                   2,267

Provision for income taxes                                              353                     850
                                                             --------------          --------------
         Net income                                          $          600          $        1,417
                                                             ==============          ==============

Net income per share
   Basic                                                     $         0.07          $         0.16
                                                             ==============          ==============
   Diluted                                                   $         0.07          $         0.16
                                                             ==============          ==============

Average shares outstanding
   Basic                                                              8,893                   8,795
                                                             ==============          ==============
   Diluted                                                            8,994                   9,095
                                                             ==============          ==============




   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)

(Unaudited)

                                                                         FIRST QUARTER ENDED
                                                              -------------------------------------
                                                                   MAY 1,               MAY 2,
                                                                    1999                 1998
                                                              ------------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES :

Net income                                                    $              600     $        1,417
Adjustments to reconcile net income to cash
  used in operating activities :
     Depreciation                                                          1,346              1,024
     Changes in operating assets and liabilities                          (5,047)            (8,595)
                                                              ------------------     --------------
NET CASH USED IN OPERATING ACTIVITIES                                     (3,101)            (6,154)
                                                              ------------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES :
     Capital expenditures, net                                            (1,095)            (2,078)
     Sales of short-term investments, net                                    --               1,036
                                                              ------------------     --------------
NET CASH USED IN INVESTING ACTIVITIES                                     (1,095)            (1,042)
                                                              ------------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES :
     Issuance of common stock                                                 37                258
   Sale of treasury stock under employee stock purchase plan                  43                --
                                                              ------------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     80                258
                                                              ------------------     --------------

Net decrease in cash and cash equivalents                                 (4,116)            (6,938)
Cash and cash equivalents at beginning of period                          16,353              9,755
                                                              ------------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $           12,237     $        2,817
                                                              ==================     ==============


   The accompanying notes are an integral part of these financial statements.

Gadzooks, Inc.
Notes to Financial Statements

(UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 1, 1999 and January 30, 1999, and the results of operations and cash flows for the three months ended May 1, 1999 and May 2, 1998. The results of operations for the three months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet as of January 30, 1999 is derived from audited financial statements. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

2.       LONG-TERM OBLIGATIONS

         On May 14, 1999, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $10 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either Prime Rate or 195 basis points above LIBOR. The Company pays commitment fees of 0.50% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, net income and fixed charge coverage minimums as well as certain other ratios. Amounts available to borrow under the line of credit, as limited by the cash flow multiple, totaled $6.8 million at June 11, 1999. No borrowings or letters of credit were outstanding under the revolving line at May 1, 1999. Any amount borrowed under the revolving line of credit will become due on June 1, 2000, the date the credit agreement matures.

3.       CONTINGENCY

         A lawsuit was filed on August 19, 1998 in the United States District Court for the Northern District of Texas on behalf of purchasers of the publicly traded securities of the Company within the inclusive period of July 9, 1998 through July 22, 1998 alleging misleading and incomplete public disclosures regarding the Company's sales results. The Company believes the lawsuit is without merit and intends to defend it vigorously. The liability, if any, associated with this matter is not determinable at this time. While the adverse resolution of this case could negatively impact earnings in the year of disposition, it is the opinion of management that the ultimate resolution of the matter will not have a materially adverse effect on the Company's financial position or results of operations.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


GENERAL

Gadzooks is a mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 13 and 19. As of May 1, 1999, the Company had opened 4 new stores since the beginning of the fiscal year and operated 316 stores in 32 states east of the Rocky Mountains.

The Company's business is subject to seasonal influences with slightly higher sales during the Christmas holiday, back-to-school, and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.

RESULTS OF OPERATIONS

First Quarter Ended May 1, 1999 Compared to First Quarter Ended May 2, 1998

Net sales increased approximately $6.5 million, or 14.3 percent, to $51.5 million during the first quarter of fiscal 1999 from $45.0 million during the comparable quarter of fiscal 1998. Comparable store sales decreased 3.3 percent for the first quarter of fiscal 1999. The decrease in comparable sales was primarily due to a decline in the unisex T-shirt category, and to a lesser extent, declines in the footwear and accessory categories. The total company sales increase was attributable to the 67 new stores not yet included in the comparable store sales base. A store becomes comparable after it has been open for 14 full fiscal months.

Gross profit increased approximately $1.3 million to $14.0 million during the first quarter of fiscal 1999 from $12.7 million during the comparable quarter of fiscal 1998. As a percentage of net sales, gross profit decreased to 27.2 percent from 28.2 percent in the comparable quarter of last year. Store occupancy costs as a percentage of sales increased by approximately 115 basis points as a result of lower than expected sales. Merchandise margins as a percentage of sales increased slightly due to a decrease in markdowns and promotional activity. Buying and distribution costs as a percentage of sales were essentially flat when compared to the first quarter of 1998.

Selling, general and administrative expenses ("SG&A") increased approximately $2.6 million to $13.2 million during the first quarter of 1999 from $10.6 million during the comparable quarter of fiscal 1998. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A increased to 25.6 percent during the first quarter of fiscal 1998 from 23.6 percent during the comparable quarter of last year. The increase in the SG&A percentage is primarily due to lower than expected sales as well as increased spending for management information systems support.

The Company's net interest income decreased $41,000 to $144,000 during the first quarter of fiscal 1999 from $185,000 in the comparable period of last year due to the use of short-term investments to fund inventory levels, and to a lesser extent, the Company's continuing expansion.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations and cash and cash equivalents on-hand.

Cash Flows. At May 1, 1999, cash and cash equivalents were $12.2 million, a decrease of $4.1 million since January 30, 1999. The primary uses of cash were increased inventory levels of $3.6 million, capital expenditures of $1.0 million for new or remodeled stores, and a decrease in accounts payable of $2.0 million. The primary sources of cash for the first three months of fiscal 1999 were net income before depreciation of $1.9 million and a decrease in accounts receivable of $1.5 million. The Company opened 4 new stores during the first three months of 1999 as compared with 26 new stores in the same period of the prior year.

Credit Facility. On May 14, 1999, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $10 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either Prime Rate or 195 basis points above LIBOR. The Company pays commitment fees of 0.50% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, net income and fixed charge coverage minimums as well as certain other ratios. Amounts available to borrow under the line of credit, as limited by the cash flow multiple, totaled $6.8 million at June 11, 1999. No borrowings or letters of credit were outstanding under the revolving line at May 1, 1999. Any amount borrowed under the revolving line of credit will become due on June 1, 2000, the date the credit agreement matures.

Management believes that the Company's working capital, credit facility and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements through the end of fiscal 1999.

Capital Expenditures. The Company began its fiscal 1999 store expansion program with the opening of 4 new stores during the months of March and April. The Company anticipates opening 16 new stores during the remainder of the year for a total of 20 new stores during fiscal 1999. The Company estimates that its average capital expenditures to open a new store, including leasehold improvements and furniture and fixtures, will be approximately $180,000 (approximately $105,000 net of all landlord construction allowances). The typical cost of initial inventory for a new store is approximately $100,000; however, the immediate cash requirement for inventory is partially financed through the Company's payment terms with its vendors. Pre-opening costs range from $9,000 to $13,000 for travel, hiring and training, and other miscellaneous costs associated with the setup of a new store prior to its opening for business. Pre-opening costs are expensed as incurred.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue is the result of some computer programs having been written using two digits rather than four to define the applicable year. Any computer programs that have date sensitive software and use the two digit method of determining time periods may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions.

The Company has received formal communications from the third-party suppliers of its merchandising, financial and store point-of-sale software systems which confirm that these core systems are Year 2000 compliant.

The Company has assessed and compiled a project list of certain software developed by the Company which requires modification or replacement in order to become Year 2000 compliant. Management presently believes that such modifications or replacements will be both completed and tested no later than October 1999. However, if such modifications or replacements are not made, or are not completed timely, the Year 2000 issue could have a negative impact on the operations of the Company.

In addition, the Company is initiating formal communications with its shipping companies and formulating a contingency plan to ensure that the delivery of merchandise to its distribution center and stores will not be affected by the Year 2000 issue. No vendor represents more than 10% of the Company's sales; however the Company will be contacting key vendors prior to the holiday season for clarification on their Year 2000 plans in order to ensure merchandise receipts will not be disrupted. There can be no guarantee that the systems of other companies on which the Company's systems or operations rely will be timely converted or that a failure to convert by another company will not have a material adverse effect on the Company.

The Company will utilize both internal and external resources to modify, or replace, and test its information systems for Year 2000 compliance. The costs associated with ensuring Year 2000 compliance will be expensed as incurred. The Company expects to spend approximately $300,000, to be funded from existing cash, in order to achieve Year 2000 compliance.

The costs to ensure the Company's systems are Year 2000 compliant and the date on which such modifications or replacements will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and the actual results could differ materially from those plans.

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

The Company's primary market risk exposure is that of interest rate risk. A change in LIBOR, or the Prime Rate as set by Wells Fargo Bank, would affect the rate at which the Company could borrow funds under its credit facility.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. These forward-looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

PART II - OTHER INFORMATION


Items 1-5 - None

Item  6 - Exhibits and Reports on Form 8-K

(a)      See Index to Exhibits.

(b)      None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  GADZOOKS, INC.
                                                   (Registrant)




DATE:  June 15, 1999               By:       /s/  JAMES A. MOTLEY
                                      ------------------------------------------
                                                  James A. Motley
                                              Vice President - Finance
                                            (Chief Accounting Officer and
                                      Duly Authorized Officer of the Registrant)

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

10.18            Gadzooks, Inc. 401(k) Plan and Profit Sharing Plan Adoption
                 Agreement. (Filed as Exhibit 10.18 to the Company's 1998 Annual
                 Report on Form 10-K filed with the Commission on April 29, 1999 and incorporated herein by reference).

10.19            Amendment No. 1 to the Credit Agreement between the Company and
                 Wells Fargo Bank (Texas), National Association, dated June 11,
                 1998 (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 15, 1998, and incorporated herein by reference).

10.20*           Amendment No. 2 to the Credit Agreement between the Company and
                 Wells Fargo Bank (Texas)) National Association, dated May 14,
                 1999.

10.21            Amendment No. 6 to the Gadzooks, Inc. 1992 Incentive and
                 Non-Statutory Stock Option Plan dated June 18, 1998 (filed as
                 Exhibit 4.8 to the Company's Form S-8 (No. 333-60869) filed with the Commission on August 7, 1998 and incorporated herein by reference).


10.22            Amendment No. 1 to the Gadzooks, Inc. 1995 Non-Employee
                 Director Stock Option Plan dated June 18, 1998 (filed as
                 Exhibit 4.10 to the Company Form S-8 (No. 333-60869) filed with the Commission on August 7, 1998 and incorporated herein by reference).

10.23 Employment Agreement dated July 18, 1998, between the Company and David Mangini, as continued by letter agreement (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 15, 1998, and incorporated herein by reference).

10.24            Executive Retirement Agreement dated June 10, 1998 between the
                 Company and Monty R. Standifer (filed as Exhibit 10.23 to the
                 Company's Quarterly Report on Form 10-Q filed with the
                 Commission on December 15, 1998 and incorporated herein by reference).

10.25 Severance Protection Agreement dated September 1, 1998 between the Company and Gerald R. Szczepanski (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 15, 1998 and incorporated herein by reference).

10.26 Severance Protection Agreement dated September 1, 1998 between the Company and David L. Mangini (filed as Exhibit 10.25 to the
                 Company's Quarterly Report on Form 10-Q filed with the
                 Commission on December 15, 1998 and incorporated herein by reference).

10.27 Severance Protection Agreement dated September 1, 1998 between the Company and Monty R. Standifer (filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 15, 1998 and incorporated herein by reference).

27*              Financial Data Schedule.

--------------------------------------------------------------------------------

*  Filed herewith (unless otherwise indicated, exhibits are previously filed).