Form 10-Q
period 1999-07-31
GADZOOKS INC
filed 1999-09-07
CIK 924140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26732
                                               ---------

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
                                                        ------------------------

--------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X )
        No (   )                                                       ---
            ---

        As of September 7, 1999, the number of shares outstanding of the registrant's common stock is 8,921,242

                                 GADZOOKS, INC.

                                    FORM 10-Q

                       For the Quarter Ended July 31, 1999

                                      INDEX


                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Condensed Balance Sheets as of July 31, 1999                 3
               and January 30, 1999

               Condensed Statements of Income for the                       4
               Second Quarter and Six Months Ended
               July 31, 1999 and August 1, 1998

               Condensed Statements of Cash Flows for the                   5
               Six Months Ended July 31, 1999 and
               August 1, 1998

               Notes to Financial Statements                               6-7

    Item 2.    Management's Discussion and Analysis                        8-12
               of Financial Condition and Results of Operations

    Item 3.    Quantitative and Qualitative Disclosures                     12
               About Market Risk

               Statement Regarding Forward-Looking Disclosures              13

PART II.  OTHER INFORMATION                                                 14

SIGNATURE PAGE                                                              15

INDEX TO EXHIBITS                                                          16-19

PART I - FINANCIAL INFORMATION

GADZOOKS, INC.
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)


                                                      JULY 31,      JANUARY 30,
                                                        1999            1999
                                                     ----------     -----------
ASSETS
Current assets:
    Cash and cash equivalents                        $    5,651      $   16,353
    Short-term investments                                6,000              --
    Accounts receivable                                   2,625           3,002
    Inventory                                            40,467          34,404
    Other current assets                                  2,691           1,987
                                                     ----------      ----------
                                                         57,434          55,746
                                                     ----------      ----------

Leaseholds, fixtures and equipment, net                  31,132          30,696
                                                     ----------      ----------
                                                     $   88,566      $   86,442
                                                     ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                 $   17,417      $   18,149
    Accrued expenses & other current liabilities          6,052           5,968
    Income taxes payable                                    708              --
                                                     ----------      ----------
                                                         24,177          24,117
                                                     ----------      ----------

Accrued rent                                              2,510           2,294

Shareholders' equity:
    Common stock                                             89              89
    Additional paid-in capital                           42,264          42,198
    Retained earnings                                    19,641          17,855
    Treasury stock                                         (115)           (111)
                                                     ----------      ----------
                                                         61,879          60,031
                                                     ----------      ----------
                                                     $   88,566      $   86,442
                                                     ==========      ==========


   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(In thousands, except per share data)
(Unaudited)



                                                     SECOND QUARTER ENDED                 SIX MONTHS ENDED
                                                 -----------------------------     -----------------------------
                                                   JULY 31,         AUGUST 1,        JULY 31,         AUGUST 1,
                                                     1999             1998             1999             1998
                                                 ------------     ------------     ------------     ------------

Net sales                                        $     58,078     $     48,202     $    109,543     $     93,228
Cost of goods sold including buying,
    distribution and occupancy costs                   42,412           35,916           79,869           68,240
                                                 ------------     ------------     ------------     ------------
        Gross profit                                   15,666           12,286           29,674           24,988

Selling, general and administrative expenses           13,900           11,429           27,099           22,049
                                                 ------------     ------------     ------------     ------------
        Operating income                                1,766              857            2,575            2,939

Interest income, net                                      115              113              259              298
                                                 ------------     ------------     ------------     ------------
         Income before income taxes                     1,881              970            2,834            3,237

Provision for income taxes                                696              364            1,049            1,214
                                                 ------------     ------------     ------------     ------------
         Net income                              $      1,185     $        606     $      1,785     $      2,023
                                                 ============     ============     ============     ============

Net income per share
   Basic                                         $       0.13     $       0.07     $       0.20     $       0.23
                                                 ============     ============     ============     ============
   Diluted                                       $       0.13     $       0.07     $       0.20     $       0.22
                                                 ============     ============     ============     ============

Average shares outstanding
   Basic                                                8,906            8,836            8,900            8,815
                                                 ============     ============     ============     ============
   Diluted                                              9,116            9,071            9,055            9,083
                                                 ============     ============     ============     ============



   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)


                                                                        SIX MONTHS ENDED
                                                                   ------------------------
                                                                    JULY 31,      AUGUST 1,
                                                                      1999          1998
                                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES :

Net income                                                         $    1,785    $    2,023
Adjustments to reconcile net income to cash
  used in operating activities :
     Depreciation                                                       2,763         2,095
     Changes in operating assets and liabilities                       (6,113)      (10,074)
                                                                   ----------    ----------
NET CASH USED IN OPERATING ACTIVITIES                                  (1,565)       (5,956)
                                                                   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES :
     Capital expenditures, net                                         (3,199)       (5,165)
     Sales (purchases) of short-term investments, net                  (6,000)        8,557
                                                                   ----------    ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (9,199)        3,392
                                                                   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES :
     Issuance of common stock                                              66           485
     Purchase of treasury stock                                           (73)         (110)
     Sale of treasury stock under employee stock purchase plan             69            58
                                                                   ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  62           433
                                                                   ----------    ----------

Net decrease in cash and cash equivalents                             (10,702)       (2,131)
Cash and cash equivalents at beginning of period                       16,353         9,755
                                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    5,651    $    7,624
                                                                   ==========    ==========



   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(UNAUDITED)



1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1999 and January 30, 1999, and the results of operations and cash flows for the second quarter and six months ended July 31, 1999 and August 1, 1998. The results of operations for the second quarter and six months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet as of January 30, 1999 is derived from audited financial statements. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

2        LONG-TERM OBLIGATIONS

         On May 14, 1999, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $10 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either Prime Rate or 195 basis points above LIBOR. The Company pays commitment fees of 0.50% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, net income and fixed charge coverage minimums as well as certain other ratios. Amounts available to borrow under the line of credit, as limited by the cash flow multiple, totaled $8.1 million at July 31, 1999. No borrowings were outstanding under the revolving line at July 31, 1999. As of July 31, 1999, letters of credit in the amount of $0.1 million were issued and outstanding. Any amount borrowed under the revolving line of credit will become due on June 1, 2000, the date the credit agreement matures.

GADZOOKS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------
(UNAUDITED)


3.       CONTINGENCY

         A lawsuit was filed on August 19, 1998 in the United States District Court for the Northern District of Texas on behalf of purchasers of the publicly traded securities of the Company within the inclusive period of July 9, 1998 through July 22, 1998 alleging misleading and incomplete public disclosures regarding the Company's sales results. The Company believes the lawsuit is without merit and intends to defend it vigorously. The liability, if any, associated with this matter is not determinable at this time. While an adverse resolution of this case could negatively impact earnings in the year of disposition, it is the opinion of management that the ultimate resolution of the matter will not have a materially adverse effect on the Company's financial position or results of operations.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


GENERAL

Gadzooks is a mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 13 and 19. As of July 31, 1999, the Company had opened 12 new stores since the beginning of the fiscal year and operated 324 stores in 32 states east of the Rocky Mountains.

The Company's business is subject to seasonal influences with slightly higher sales during the Christmas holiday, back-to-school, and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.

RESULTS OF OPERATIONS

Second Quarter Ended July 31, 1999 Compared to Second Quarter Ended August 1,
1998

Net sales increased approximately $9.9 million, or 20.5 percent, to $58.1 million during the second quarter of fiscal 1999 from $48.2 million during the comparable quarter of fiscal 1998. Comparable store sales increased 6.5 percent for the second quarter of fiscal 1999. The increase in comparable store sales was primarily due to increased sales in the men's and junior categories, and, to a lesser extent, increased sales in the footwear category. The balance of the sales increase was attributable to new stores not yet included in the comparable store sales base. A store becomes comparable after it has been open for 14 full fiscal months.

Gross profit increased approximately $3.4 million to $15.7 million during the second quarter of fiscal 1999 from $12.3 million during the comparable quarter of fiscal 1998. As a percentage of net sales, gross profit increased to 27.0 percent from 25.5 percent in the comparable quarter of last year. Gross profit improvement resulted primarily from an increase in merchandise margin of 80 basis points. Store occupancy costs as a percentage of sales decreased by 50 basis points due to increased leverage resulting from the increase in comparable store sales. The remaining improvement in margin is due to a decrease in buying and distribution costs as a percentage of sales as a result of the leveraging of the distribution center costs over a larger store base.

Selling, general and administrative expenses ("SG&A") increased approximately $2.5 million to $13.9 million during the second quarter of 1999 from $11.4 million during the comparable quarter of fiscal 1998. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A increased to 23.9 percent during the second quarter of fiscal 1999 from 23.7 percent during the comparable quarter of last year. The increase in the SG&A percentage is primarily due to expenditures for management information systems support.

The Company's net interest income increased $2,000 to $115,000 during the second quarter of fiscal 1999 from $113,000 in the comparable period of last year.

Six Months Ended July 31, 1999 Compared to Six Months Ended August 1, 1998

Net sales increased approximately $16.3 million, or 17.5 percent, to $109.5 million during the first six months of fiscal 1999 from $93.2 million during the comparable period of fiscal 1998. Comparable store sales increased 1.7 percent for the first six months of fiscal 1999. The increase in comparable store sales was primarily due to increased sales in the men's and junior categories, and, to a lesser extent, increased sales in the footwear category. The balance of the sales increase was attributable to new stores not yet included in the comparable store sales base.

Gross profit increased approximately $4.7 million to $29.7 million during the first six months of fiscal 1999 from $25.0 million during the comparable period of fiscal 1998. As a percentage of net sales, gross profit increased to 27.1 percent compared to 26.8 percent in the comparable period of last year. Merchandise margins as a percentage of sales increased by 50 basis points. Store occupancy costs as a percentage of sales increased by 20 basis points as a result of lower than expected sales. Buying and distribution costs were flat when compared to the first six months of 1998.

Selling, general and administrative expenses increased approximately $5.1 million to $27.1 million during the first six months of 1999 from $22.0 million during the comparable period of fiscal 1998. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, selling, general and administrative expenses increased to 24.7 percent of sales during the first six months of fiscal 1999 from 23.7 percent of sales during the comparable period of last year. The increase in the SG&A percentage is primarily due to increased spending for management information systems support.

Net interest income decreased by $39,000 to $259,000 during the first six months of fiscal 1999 from $298,000 in the comparable period of last year due to the use of short-term cash investments to fund the Company's continuing expansion.

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

Cash Flows. At July 31, 1999, cash and cash equivalents were $5.7 million, a decrease of $10.7 million since January 30, 1999. The primary uses of cash were increased inventory levels of $6.1 million, the purchase of short-term investments of $6.0 million and capital expenditures of $1.2 million, $1.1 million, and $1.0 million for new stores, store refurbishments and information systems, respectively. The primary source of cash for the first six months of fiscal 1999 was net income before depreciation of $4.5 million. The Company opened 12 new stores during the first six months of 1999 as compared with 55 new stores in the same period of the prior year.

Credit Facility. On May 14, 1999, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $10 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either Prime Rate or 195 basis points above LIBOR. The Company pays commitment fees of 0.50% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, net income and fixed charge coverage minimums as well as certain other ratios. Amounts available to borrow under the line of credit, as limited by the cash flow multiple, totaled $8.1 million at July 31, 1999. No borrowings were outstanding under the revolving line at July 31, 1999. Letters of credit in the amount of $0.1 million were outstanding as of July 31, 1999. Any amount borrowed under the revolving line of credit will become due on June 1, 2000, the date the credit agreement matures.

Management believes that the Company's working capital, credit facility and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements through the end of fiscal 1999.

Capital Expenditures. The Company estimates that capital expenditures for the remainder of the year will be approximately $3.0 million for new stores, store refurbishments/remodels and information systems. The Company anticipates opening approximately 6 new stores and remodeling 3 existing stores during the remaining quarters of 1999. The Company estimates that its average capital expenditures to open a new store, including leasehold improvements and furniture and fixtures, will be approximately $185,000 (approximately $130,000 net of landlord construction allowances). The typical cost of initial inventory for a new store is approximately $100,000; however, the immediate cash requirement for inventory is partially financed through the Company's payment terms with its vendors. Pre-opening costs range from $10,000 to $13,000 for travel, hiring and training, and other miscellaneous costs associated with the setup of a new store prior to its opening for business. Pre-opening costs are expensed as incurred.

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

The Company has received formal communications from the third-party suppliers of its merchandising, financial and store point-of-sale software systems that confirm these core systems are Year 2000 compliant.

The Company has assessed and compiled a project list of certain software developed by the Company requiring modification or replacement in order to become Year 2000 compliant. Management presently believes that such modifications or replacements will be both completed and tested no later than October 1999. However, if such modifications or replacements are not made, or are not completed timely, the Year 2000 issue could have a negative impact on the operations of the Company.

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

The costs to ensure the Company's systems are Year 2000 compliant and the date on which such modifications or replacements will be completed are based on management's best estimates derived from utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and the actual results could differ materially from those plans.

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

The Company's primary market risk exposure is that of interest rate risk. A change in LIBOR or the Prime Rate as set by Wells Fargo Bank would affect the rate at which the Company could borrow funds under its revolving line of credit.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. These forward-looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

PART II - OTHER INFORMATION


Items 1-3 - None

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on June 17, 1999.

         (b) Information regarding the Company's directors is contained in the Company's Definitive Proxy Statement, which is attached hereto as Exhibit 22.

         (c) G. Michael Machens and Lawrence H. Titus, Jr. were elected to serve as directors until the Company's 2002 annual meeting of shareholders according to the following vote:

                    G. Michael Machens      For:  8,323,473   Withheld:  383,558
                    Lawrence H. Titus, Jr.  For:  8,322,641   Withheld:  384,390

                    The selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending January 29, 2000 was ratified by the shareholders according to the following vote:

                    For:  8,692,206    Against:  5,275       Withheld:  9,550

         (d)        None.

Item  5 - None

Item 6 - Exhibits and Reports on Form 8-K

         (a)        See Index of Exhibits.

         (b)        None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      GADZOOKS, INC.
                                                       (Registrant)




DATE:  September 7, 1999                    By:     /s/ JAMES A. MOTLEY
                                                 -------------------------------
                                                   James A. Motley
                                                   Vice President - Finance
                                                   (Chief Accounting Officer and
                                                   Duly Authorized Officer of
                                                   the Registrant)

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

 3.3        First Amendment to the Amended and Restated Bylaws of the Company
            (filed as Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998 filed with the Commission on September 16, 1997 and is incorporated herein by reference).

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

10.19       Amendment No. 1 to the Credit Agreement between the Company and
            Wells Fargo Bank (Texas), National Association, dated June 11, 1998
            (filed as Exhibit 10.19 to the Company's Quarterly Report on Form
            10-Q filed with the Commission on September 15, 1998 and incorporated herein by reference).

10.20       Amendment No. 2 to the Credit Agreement between the Company and
            Wells Fargo Bank (Texas) National Association, dated May 14, 1999
            (filed as Exhibit 10.20 to the Company's Quarterly Report on Form
            10-Q filed with the Commission on June 15, 1999 and incorporated herein by reference).

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

10.24       Severance Protection Agreement dated September 1, 1998 between the
            Company and Gerald R. Szczepanski (filed as Exhibit 10.24 to the
            Company's Quarterly Report on Form 10-Q filed with the Commission on
            December 15, 1998 and incorporated herein by reference).

10.25       Severance Protection Agreement dated September 1, 1998 between the
            Company and David L. Mangini (filed as Exhibit 10.25 to the
            Company's Quarterly Report on Form 10-Q filed with the Commission on
            December 15, 1998 and incorporated herein by reference).

22 Definitive Proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 (filed with the Commission on May 6,
            1999, and incorporated herein by reference).

27*         Financial Data Schedule


--------------------------------------------------------------------------------

*  Filed herewith (unless otherwise indicated, exhibits are previously filed).