Form 10-Q
period 1999-10-30
GADZOOKS INC
filed 1999-12-14
CIK 924140

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
-------------------------------------------------------------------------------

                                   FORM 10-Q

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999

                                       OR

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26732

                                 GADZOOKS, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    TEXAS                                74-2261048
-------------------------------------------------------------------------------
         (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION
          INCORPORATION OR ORGANIZATION)                    NUMBER)

         4121 INTERNATIONAL PARKWAY
         CARROLLTON, TX                                     75007
-------------------------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    972-307-5555


-------------------------------------------------------------------------------
 (FORMER NAME, FORMER ADDRESS, AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         As of December 14, 1999, the number of shares outstanding of the registrant's common stock is 8,921,518.

                                 GADZOOKS, INC.

                                   FORM 10-Q

                     For the Quarter Ended October 30, 1999

                                     INDEX


                                                                                         PAGE
                                                                                         ----
PART I.           FINANCIAL INFORMATION

        Item 1.          Financial Statements

                         Condensed Balance Sheets as of October 30, 1999
                         and January 30, 1999                                              3

                         Condensed Statements of Operations for the
                         Third Quarter and Nine Months Ended
                         October 30, 1999 and October 31, 1998                             4

                         Condensed Statements of Cash Flows for the
                         Nine Months Ended October 30, 1999 and
                         October 31, 1998                                                  5

                         Notes to Financial Statements                                    6-7

        Item 2.          Management's Discussion and Analysis
                         of Financial Condition and Results of Operations                 8-11

        Item 3.          Quantitative and Qualitative Disclosures About
                         Market Risk                                                      12

                         Statement Regarding Forward-Looking Disclosure                   12

PART II.          OTHER INFORMATION                                                       13

SIGNATURE PAGE                                                                            14

INDEX TO EXHIBITS                                                                        15-17

PART I - FINANCIAL INFORMATION


GADZOOKS, INC.
CONDENSED BALANCE SHEETS
-------------------------------------------------------------------------------
(In thousands)
(Unaudited)


                                                 OCTOBER 30,  JANUARY 30,
                                                    1999         1999
                                                 -----------  ----------
ASSETS
Current assets:
    Cash and cash equivalents                      $  6,465    $ 16,353
    Accounts receivable                               1,828       3,002
    Inventory                                        42,451      34,404
    Other current assets                              3,820       1,987
                                                   --------    --------
                                                     54,564      55,746
                                                   --------    --------

Leaseholds, fixtures and equipment, net              32,235      30,696
                                                   --------    --------

                                                   $ 86,799    $ 86,442
                                                   ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                               $ 16,766    $ 18,149
    Accrued expenses & other current liabilities      5,099       5,968
                                                   --------    --------
                                                     21,865      24,117
                                                   --------    --------

Accrued rent & other long-term obligations            2,626       2,294
                                                   --------    --------

Shareholders' equity:
    Common stock                                         89          89
    Additional paid-in capital                       42,268      42,198
    Retained earnings                                20,163      17,855
    Treasury stock                                     (212)       (111)
                                                   --------    --------
                                                     62,308      60,031
                                                   --------    --------

                                                   $ 86,799    $ 86,442
                                                   ========    ========


  The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
(In thousands, except per share data)
(Unaudited)

                                                THIRD QUARTER ENDED                       NINE MONTHS ENDED
                                            -------------------------------         ------------------------------
                                             OCTOBER 30,        OCTOBER 31,          OCTOBER 30,       OCTOBER 31,
                                                1999              1998                  1999              1998
                                            ------------      -------------         ------------       -----------
Net sales                                      $ 56,510        $ 50,697              $166,053            $143,925
Cost of goods sold including buying,
    distribution and occupancy costs             41,245          39,162               121,113             107,402
                                               --------        --------              --------            --------

        Gross profit                             15,265          11,535                44,940              36,523

Selling, general and administrative expenses     14,132          12,828                41,232              34,877
Provision for store closing costs                   405              --                   405                  --
                                               --------        --------              --------            --------

        Operating income (loss)                     728          (1,293)                3,303               1,646

Interest income, net                                100             111                   359                 409
                                               --------        --------              --------            --------

         Income (loss) before income taxes          828          (1,182)                3,662               2,055

Provision (benefit) for income taxes                306            (444)                1,355                 770
                                               --------        --------              --------            --------

         Net income (loss)                     $    522        $   (738)             $  2,307            $  1,285
                                               ========        ========              ========            ========


Net income (loss) per share
   Basic                                       $   0.06        $  (0.08)             $   0.26            $   0.15
                                               ========        ========              ========            ========
   Diluted                                     $   0.06        $  (0.08)             $   0.26            $   0.14
                                               ========        ========              ========            ========

Weighted average shares outstanding
   Basic                                          8,919           8,886                 8,906               8,839
                                               ========        ========              ========            ========
   Diluted                                        9,000           8,886                 9,037               9,054
                                               ========        ========              ========            ========


  The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(In thousands)
(Unaudited)

                                                                    NINE MONTHS ENDED
                                                                --------------------------
                                                                 OCTOBER 30,   OCTOBER 31,
                                                                   1999          1998
                                                                -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $  2,307      $  1,285
Adjustments to reconcile net income to cash
  provided by operating activities:
     Depreciation                                                   4,250         3,281
     Provision for store closing costs                                405            --
     Changes in operating assets and liabilities                  (11,031)       (8,707)
                                                                 --------      --------

NET CASH USED IN OPERATING ACTIVITIES                              (4,069)       (4,141)
                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                     (5,789)       (8,178)
     Sales of short-term investments, net                              --         9,157
                                                                 --------      --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (5,789)          979
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                          71           603
     Purchase of treasury stock                                      (213)         (312)
     Sale of treasury stock under employee stock purchase plan        112            91
                                                                 --------      --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (30)          382
                                                                 --------      --------

Net decrease in cash and cash equivalents                          (9,888)       (2,780)
Cash and cash equivalents at beginning of period                   16,353         9,755
                                                                 --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  6,465      $  6,975
                                                                 ========      ========

  The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 30, 1999 and January 30, 1999, and the results of operations and cash flows for the third quarter and nine months ended October 30, 1999 and October 31, 1998. The results of operations for the third quarters and nine months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet as of January 30, 1999 is derived from audited financial statements. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

2.       LONG-TERM OBLIGATIONS

         On May 14, 1999, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $10 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either Prime Rate or 195 basis points above LIBOR. The Company pays commitment fees of 0.50% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, net income and fixed charge coverage minimums as well as certain other ratios. Amounts available to borrow under the line of credit, as limited by the cash flow multiple, totaled $9.4 million at October 30, 1999. No borrowings were outstanding under the revolving line at October 30, 1999. As of October 30, 1999, letters of credit in the amount of $0.6 million were issued and outstanding. Any amount borrowed under the revolving line of credit will become due on June 1, 2000, the date the credit agreement matures.

3.       CONTINGENCY

         The lawsuit filed on August 19, 1998 in the United States District Court for the Northern District of Texas on behalf of purchasers of the publicly traded securities of the Company within the inclusive period of July 9, 1998 through July 22, 1998

GADZOOKS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
-------------------------------------------------------------------------------
(UNAUDITED)


         alleging misleading and incomplete public disclosures regarding the Company's sales results was dismissed by the court, with prejudice, on October 29, 1999.

4.       PROVISION FOR STORE CLOSING COSTS

         In the third quarter of 1999, the Company, with Board approval, decided to close two stores that had been identified as under-performing and recognized a $405,000 provision for store closing costs. As of September 26, 1999, both stores had been closed. Management expects all costs related to the closing of the two stores to be incurred by January 29, 2000. The components of the provision and an analysis of the amounts charged against the accrual are outlined in the table below (in thousands).


                                                 PROVISION FOR
                                                     STORE              CHARGES THROUGH              BALANCE AT
                                                 CLOSING COSTS         OCTOBER 30, 1999           OCTOBER 30, 1999
                                                 -------------         ----------------           ----------------
      Lease termination costs                      $   187               $   --                      $  187
      Impairment of fixed assets                       184                   (184)                     --
      Labor/travel to close stores                      34                     (3)                       31
                                                    ------               --------                    ------

      Total                                         $  405               $    187                    $  218
                                                    ======               ========                    ======

        Sales and operating losses of the two closed stores are shown below for the three and nine months ended October 30, 1999 and October 31, 1998 (unaudited):

                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                  -------------------------------        -----------------------------------
                                  OCTOBER 30,         OCTOBER 31,          OCTOBER 30,           OCTOBER 31,
                                    1999                 1998                 1999                 1998
                                  -----------        ------------        -------------           -----------
        Sales                     $   93,397        $ 197,687               $  539,851          $   655,945
        Operating loss               (28,329)         (61,815)                (117,614)            (142,888)

         As indicated in the table above, the Company recorded a non-cash impairment charge of $184,000 to reflect the two stores' fixtures and leasehold improvements at their estimated fair value.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

Gadzooks is a leading, mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 14 and 18. As of October 30, 1999, the Company had opened 15 new stores since the beginning of the fiscal year, closed 2 stores, and operated 325 stores in 33 states east of the Rocky Mountains.

The Company's business is subject to seasonal influences with slightly higher sales during the Christmas holiday, back-to-school, and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.

RESULTS OF OPERATIONS

Third Quarter Ended October 30, 1999 Compared to Third Quarter Ended October 31, 1998

Net sales increased approximately $5.8 million, or 11.4 percent, to $56.5 million during the third quarter of fiscal 1999 from $50.7 million during the comparable quarter of fiscal 1998. Comparable store sales increased 4.6 percent for the third quarter of fiscal 1999. The increase in comparable store sales was primarily due to increased sales in the junior and men's categories. The balance of the sales increase was attributable to new stores not yet included in the comparable store sales base. A store becomes comparable after it has been open for 14 full fiscal months.

Gross profit increased approximately $3.8 million to $15.3 million during the third quarter of fiscal 1999 from $11.5 million during the comparable quarter of fiscal 1998. As a percentage of net sales, gross profit increased to 27.01 percent from 22.75 percent in the comparable quarter of last year. The majority of the increase in gross profit resulted from an increase in merchandise margin of 382 basis points. The Company's updated product offerings, which consist increasingly of branded merchandise, allowed the Company to generate improved inventory sell-through with a reduced level of retail markdowns that led to the improvement in merchandise margin. Store occupancy costs (which are somewhat fixed in nature), as a percent of sales, decreased by 19 basis points due to leverage achieved as a result of the comparable store sales increase. Buying and distribution costs, as a percent of sales, decreased by 25 basis points as a result of both operating and comparable store sales leverage.

Selling, general and administrative expenses ("SG&A") increased approximately $1.3 million to $14.1 million during the third quarter of 1999 from $12.8 million during the comparable quarter of fiscal 1998. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store base. As a percentage of net sales, SG&A decreased to 25.01 percent during the third quarter of fiscal 1999 from 25.30 percent during the comparable quarter of last year. The decrease in the SG&A as a percentage of sales is due primarily to the Company's ability to leverage corporate SG&A expenses as a result of the comparable store sales increase.

The Company's net interest income decreased $11,000 to $100,000 during the third quarter of fiscal 1999 from $111,000 in the comparable period of last year.

PROVISION FOR STORE CLOSING COSTS

In the third quarter of 1999, the Company, with Board approval, decided to close two stores that had been identified as under-performing and recognized a $405,000 provision for store closing costs. As of September 26, 1999, both stores had been closed. Management expects all costs related to the closing of the two stores to be incurred by January 29, 2000. The components of the provision and an analysis of the amounts charged against the accrual are outlined in the table in Note 4 of the "Notes to the Financial Statements".

As indicated in the table in Note 4 of the "Notes to the Financial Statements", the Company recorded a non-cash impairment charge of $184,000 to reflect the two stores' fixtures and leasehold improvements at their estimated fair value. Management regularly reviews the performance of all the Company's stores. If management determines that it is unlikely that a store's sales volume will increase to a level that would allow the store to contribute to the Company's profitability, management will consider remedial actions up to and including closing the store. If the Board of Directors approves a plan for closing a store or stores, the Company will recognize a provision for store closing costs during the quarter in which such approval is granted.

Nine Months Ended October 30, 1999 Compared to Nine Months Ended October 31,
1998

Net sales increased approximately $22.2 million, or 15.4 percent, to $166.1 million during the first nine months of fiscal 1999 from $143.9 million during the comparable period of fiscal 1998. Comparable store sales increased 2.7 percent for the first nine months of fiscal 1999. The balance of the sales increase was attributable to new stores not yet included in the comparable store sales base.

Gross profit increased approximately $8.4 million to $44.9 million during the first nine months of fiscal 1999 from $36.5 million during the comparable period of fiscal 1998. As a percentage of net sales, gross profit increased to
27.06 percent from 25.38 percent in the comparable period of last year. The improvement in gross profit was due to improved merchandise margins, with store occupancy and buying and distribution costs, as a percent of sales, essentially flat year-to-date.

Selling, general and administrative expenses increased approximately $6.3 million to $41.2 million during the first nine months of 1999 from $34.9 million during the comparable period of fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased to 24.83 percent of sales from 24.23 percent of sales last year. The increase in the SG&A as a percentage of sales is primarily due to increased spending for management information systems support and retail field management.

Net interest income decreased $50,000 to $359,000 during the first nine months of fiscal 1999 from $409,000 in the comparable period of last year due to the use of short-term cash investments to fund the Company's continuing store expansion, store refurbishments, and purchase of management information systems.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. As a result of a previously announced slow-down in the Company's new store openings, the Company expects its primary use of cash for the remainder of the current fiscal year to be the purchase of merchandise inventory. The Company is currently meeting its cash requirements through cash flow from operations and cash on hand. Historically, the Company's cash requirements for inventory purchases peak from November to mid-December as inventory levels build for the holiday shopping season. The Company may have to borrow under its bank credit facility (see description below) during this period. The Company anticipates that any such borrowings should be repaid by the end of the calendar year.

Cash Flows. At October 30, 1999, cash and cash equivalents were $6.5 million, a decrease of $9.9 million since January 30, 1999. The primary uses of cash were increased inventory levels of $8.0 million, principally in connection with the 15 new stores opened during the current year, and capital expenditures of $5.8 million comprised primarily of $2.4 million, $1.8 million, and $1.3 million for new stores, store refurbishments/remodels and information systems, respectively. The primary source of cash for the first nine months of fiscal 1999 was net income before depreciation of $6.6 million. The Company opened 15 new stores during the first nine months of 1999 compared with 61 new stores opened during the same period of the prior year.

Credit Facility. On May 14, 1999, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $10 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either Prime Rate or 195 basis points above LIBOR. The Company pays commitment fees of 0.50% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, net income and fixed charge coverage minimums as well as certain other ratios. Amounts available to borrow under the line of credit, as limited by the cash flow multiple, totaled $9.4 million at October 30, 1999. No borrowings were outstanding under the revolving line at October 30, 1999. Letters of credit in the amount of $0.6 million were outstanding as of October 30, 1999. Any amount borrowed under the revolving line of credit will become due on June 1, 2000, the date the credit agreement matures.

Management believes that the Company's working capital, credit facility and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements through the end of fiscal 1999.

Capital Expenditures. The Company estimates that capital expenditures for the remainder of the year will be approximately $1.0 million for new stores, store refurbishments/remodels and information systems. The Company has opened 4 new stores during the fourth quarter of fiscal 1999. The Company estimates that its average capital expenditures to open a new store, including leasehold improvements and furniture and fixtures, are approximately $185,000 (approximately $130,000 net of landlord construction allowances). The typical cost of initial inventory for a new store is approximately $100,000; however, the immediate cash requirement for inventory is partially financed through the Company's payment terms with its vendors. Pre-opening costs range from $10,000 to $13,000 for travel, hiring and training, and other miscellaneous costs associated with the setup of a new store prior to its opening for business. Pre-opening costs are expensed as incurred.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue is the result of some computer programs having been written using two digits rather than four to define the applicable year. Any computer programs that have date sensitive software and use the two-digit method of determining time periods may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions.

The Company has received formal communications from the third-party suppliers of its merchandising, financial and store point-of-sale software systems that confirm these core systems are Year 2000 compliant.

The Company has assessed and compiled a project list of certain software developed by the Company requiring modification or replacement in order to become Year 2000 compliant. Management presently believes that all identified modifications or replacements have been completed and tested as of October 1999. However, if additional modifications or replacements are later identified and not completed timely, the Year 2000 issue could have a negative impact on the operations of the Company.

In addition, the Company has initiated formal communications with its shipping companies and has formulated a contingency plan to ensure that the delivery of merchandise to its distribution center and stores will not be affected by the Year 2000 issue. No vendor represents more than 10% of the Company's sales; however, the Company has contacted key vendors for the holiday season for clarification on their Year 2000 plans in order to ensure merchandise receipts will not be disrupted. There can be no guarantee that the systems of other companies on which the Company's systems or operations rely will be timely converted or that a failure to convert by another company will not have a material adverse effect on the Company.

The Company has utilized both internal and external resources to modify, or replace, and test its information systems for Year 2000 compliance. The costs associated with ensuring Year 2000 compliance have been expensed as incurred except for new systems or modules purchased or created to replace non-Year 2000 compliant versions, which have been capitalized in accordance with current accounting guidelines. The Company has spent approximately $450,000 to achieve Year 2000 compliance.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges, or for purposes "other than trading" instruments that are likely to expose the Company to market risk, whether it be from interest rate, foreign currency exchange, commodity price or equity price risk. The Company has issued no debt instruments, entered into no forward or futures contracts, purchased no options, and entered into no swaps.

The Company's primary market risk exposure is that of interest rate risk. A change in LIBOR or the Prime Rate, as set by Wells Fargo Bank, would affect the rate at which the Company could borrow funds under its revolving line of credit.

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


                                            GADZOOKS, INC.
                                             (Registrant)




DATE:  December 14, 1999           By:  /s/  James A. Motley
                                        -------------------------------
                                             James A. Motley
                                         Vice President - Finance
                                        (Chief Accounting Officer and
                                   Duly Authorized Officer of the Registrant)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------

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

 10.16           Lease Agreement between Gadzooks, Inc. (Lessee) and CB Midway
                 International, LTD. (Lessor) dated August 23, 1996 (filed as
                 Exhibit 10.17 to the Company's 1997 Annual Report on Form 10-K filed with the Commission on April 27, 1998 and incorporated herein by reference).

 10.17           Gadzooks, Inc. 401(k) Plan and Profit Sharing Plan Adoption
                 Agreement (filed as Exhibit 10.18 to the Company's Quarterly
                 Report on Form 10-Q filed with the Commission on June 9, 1998, and incorporated herein by reference).

 10.18 Amendment No. 1 to the Credit Agreement between the Company and Wells Fargo Bank (Texas), National Association, dated June
                 11, 1998 (filed as Exhibit 10.19 to the Company's Quarterly
                 Report on Form 10-Q filed with the Commission on September 15,
                 1998, and incorporated herein by reference).

 10.19 Amendment No. 2 to the Credit Agreement between the Company and Wells Fargo Bank (Texas) National Association, dated May
                 14, 1999 (filed as Exhibit 10.20 to the Company's Quarterly
                 Report on Form 10-Q filed with the Commission on June 15, 1999 and incorporated herein by reference).

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

 10.22 Severance Protection Agreement dated September 1, 1998 between the Company and Gerald R. Szczepanski (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 15, 1998 and incorporated herein by reference).

 27*             Financial Data Schedule

--------------------------
* Filed herewith (unless otherwise indicated, exhibits are previously filed).