Form 10-K
period 2000-01-29
GADZOOKS INC
filed 2000-04-26
CIK 924140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       For Annual and Transition Reports Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

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

                               TITLE OF EACH CLASS
                         ------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          -----

     The aggregate market value of Common Stock held by non-affiliates of the registrant on April 19, 2000 was approximately $185,892,359. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

     On April 19, 2000, the registrant had 8,931,765 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II incorporates information by reference from the registrant's Annual Report to Shareholders for the fiscal year ended January 29, 2000, filed herewith as Exhibit 13.

     Part III incorporates information by reference from the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

     Gadzooks, Inc. (the "Company" or "Gadzooks") is a mall-based specialty retailer of casual apparel and related accessories for young men and women, principally between the ages of 14 and 18. At the end of fiscal 1999, the Company operated 326 stores in both metropolitan and middle markets in 33 states. The Company opened 19 new stores and closed five stores during fiscal 1999. In addition, the Company plans to open approximately 50 new stores in fiscal 2000, three of which were opened as of April 12, 2000.

     Management believes that current demographic trends provide the Company with the opportunity to continue its store expansion program. According to the U.S. Census Bureau, there are over 31 million teenagers in the United States today and the number is expected to grow to approximately 34 million by the year 2005. Management believes that teenagers represent both a growing part of the U.S. population and an increasing source of purchasing power.

     The Company was incorporated in Texas in 1982, its executive offices are located at 4121 International Parkway, Carrollton, Texas 75007 and its telephone number is (972) 307-5555.

BUSINESS STRATEGY

     The Company is a leading retailer of brand name casual apparel and related accessories for teenagers. The principal elements of the Company's business strategy are:

     o Focus on the Male and Female Teenage Customer. The Gadzooks concept focuses on providing fashionable casual apparel and accessories to both male and female teenage customers. By offering merchandise for both sexes, Gadzooks believes that it serves a broader customer base than some of its specialty store competitors, thereby reducing the potential fashion risk of concentrating on one gender exclusively. Furthermore, Gadzooks believes that it attracts additional customers by creating a shopping environment where it is comfortable for both males and females to shop with friends, as well as on their own.

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

     o Emphasis on Brand Name Merchandise. Another key feature of the Company's merchandising strategy is to offer a wide variety of popular brand name merchandise based on its belief that its customers shop primarily for recognized labels and designs. The Company's merchandise includes high visibility names such as ECKO, DKNY Jeans, Hurley, Tommy Jeans, Billabong and other popular fashions and brand name merchandise. The Company concentrates on merchandise that appeals to the mainstream teenager, rather than relying on "cutting edge" products. The Company believes that this strategy is consistent with its philosophy of responding to its customers' fashion preferences as opposed to attempting to establish fashion trends.

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

     o Investment in Systems and Personnel. The Company is committed to investing in information systems and using current technology to help execute its merchandising strategy. The Company's systems provide its buyers and merchandise planners with daily sales and inventory information by store, style and size, allowing Gadzooks to respond to changing customer preferences and to stock the appropriate quantities and styles of merchandise at each store. The Company is also committed to attracting and retaining highly-qualified, service-oriented management and sales associates and providing them with career advancement opportunities. The corporate culture at Gadzooks promotes the open exchange of new ideas and information between all levels of the Company, thereby enabling management to supplement the data from its information systems with the practical experience of its employees.

     o Distribution Capabilities. The Company's 207,000 square-foot facility in the Dallas area can support the merchandising needs of about 500 stores, providing for the Company's continued store expansion for the next few years. The Company believes the distribution center is a critical element in its future growth plans.

STORE LOCATIONS

     As of April 12, 2000, the Company operated 328 stores in 34 states. The Company's existing stores are located in metropolitan markets such as Dallas, Chicago, Atlanta, Boston and Kansas City, as well as middle markets such as Amarillo, Texas; Tupelo, Mississippi; and Roanoke, Virginia. The following store list shows the number of stores that Gadzooks operates in each state and the cities in which Gadzooks stores are located.

         ALABAMA                    KANSAS                MISSOURI                OKLAHOMA                TEXAS - CONT.
         -------                    ------                --------                --------                -------------
        Huntsville                   Hays                 Columbia                  Enid                   Port Arthur
          Mobile                  Hutchinson           Jefferson City              Lawton                  San Angelo
        Montgomery                Manhattan                Joplin                  Norman                San Antonio (4)
         ARKANSAS                   Salina             Kansas City (3)        Oklahoma City (4)              Sherman
         --------                   Topeka               Springfield               Shawnee                   Temple
       Fayetteville              Wichita (2)            St. Louis (3)             Tulsa (2)                 Texarkana
        Fort Smith                 KENTUCKY               NEBRASKA              PENNSYLVANIA                  Tyler
        Jonesboro                  --------               --------                --------                  Victoria
     Little Rock (2)               Ashland              Grand Island               Altoona                    Waco
         COLORADO               Bowling Green              Lincoln                  Erie                  Wichita Falls
         --------               Elizabethtown             Omaha (2)              Harrisburg                 VIRGINIA
          Denver             Florence/Cincinnati        NEW HAMPSHIRE             Johnstown                 --------
         FLORIDA                  Owensboro             -------------             Lancaster              Charlottesville
         -------                  Lexington              Manchester             Philadelphia               Chesapeake
      Daytona Beach             Louisville (2)              Salem                Pittsburgh              Christiansburg
        Fort Myers                  Paducah              NEW JERSEY               Scranton                  Danville
    Fort Walton Beach            LOUISIANA               ----------             State College            Fredericksburg
       Gainesville               ---------                 Freehold             RHODE ISLAND              Harrisonburg
       Jacksonville                Alexandria            Livingston             ------------              Newport News
        Orlando (3)             Baton Rouge (2)          Mays Landing            Providence                  Norfolk
       Panama City                  Houma            Depford/Philadelphia      SOUTH CAROLINA                Roanoke
        Pensacola                 Lafayette               Rockaway             --------------            Virginia Beach
         Sarasota                Lake Charles               Wayne              Charleston (2)          Washington D.C (3)
       Tallahassee                  Monroe               NEW MEXICO             Columbia (2)               Winchester
        Tampa (3)              New Orleans (3)           ----------              Greenville               WEST VIRGINIA
         GEORGIA               Shreveport/Bossier      Albuquerque (2)          Myrtle Beach              -------------
         -------                     City(2)             Las Cruces              Spartanburg               Bridgeport
          Athens                   MARYLAND               Santa Fe              SOUTH DAKOTA               Charleston
       Atlanta (8)                 --------               NEW YORK              ------------               Huntington
         Augusta                Baltimore (2)             --------               Sioux Falls               Morgantown
          Macon                   Frederick              Albany (2)               TENNESSEE                Parkersburg
         ILLINOIS               MASSACHUSETTS           Rochester (3)             ---------                 WISCONSIN
         --------               -------------           Syracuse (2)             Chattanooga                ---------
       Bloomington                Boston (5)           NORTH CAROLINA            Clarksville                Appleton
        Carbondale                 MICHIGAN            --------------              Jackson                 Eau Claire
        Champaign                  --------                 Cary                Johnson City                Green Bay
       Chicago (13)               Ann Arbor             Charlotte (2)             Kingsport                Madison (2)
Fairview Heights/St. Louis       Battle Creek              Concord              Knoxville (2)             Milwaukee (3)
          Moline                 Detroit (5)            Fayetteville             Memphis (3)                 Wausau
          Peoria                    Flint                Greensboro             Nashville (3)
         Rockford              Grand Rapids (2)            Hickory                  TEXAS
       Springfield                 Holland               High Point                 -----
         INDIANA                   Jackson           Raleigh-Durham (2)            Abilene
         -------                   Lansing              Winston-Salem             Amarillo
         Elkhart                    Monroe                  OHIO                 Austin (2)
        Evansville                Port Huron                ----                  Beaumont
        Fort Wayne                 Portage                  Akron              College Station
       Indianapolis                Saginaw             Cincinnati (2)          Corpus Christi
        Lafayette               Traverse City           Cleveland (4)       Dallas/Fort Worth (9)
       Merrillville               MINNESOTA               Columbus                 Denton
          Muncie                  ---------              Dayton (2)              El Paso (3)
        South Bend                 Mankato                 Findlay                Harlingen
       Terre Haute             Minneapolis/St.              Heath               Houston (12)
           IOWA                    Paul (3)               Lancaster                Killeen
           ----                   St. Cloud                 Lima                   Laredo
     Cedar Rapids (2)            MISSISSIPPI              Mansfield               Longview
      Council Bluffs             -----------          New Philadelphia             Lubbock
        Davenport                   Biloxi             St. Clairsville             McAllen
      Des Moines (3)             Hattiesburg              Sandusky           Midland/Odessa (2)
         Dubuque                   Jackson                Toledo
        Fort Dodge                 Meridian          Youngstown/Niles (2)
        Iowa City                   Tupelo                Zanesville
        Sioux City

EXPANSION STRATEGY

     The following table provides a history of the Company's store expansion program over the past five fiscal years.

                                                                                Fiscal Year
                                                          1999        1998       1997       1996      1995
                                                          ----        ----       ----       ----      ----
Number of stores open at beginning of period               312         250        183        126        90
Number of new stores opened                                 19          63         67         57        39
Number of stores closed                                      5           1         --         --         3
                                                          ----        ----       ----       ----      ----
Number of stores open at end of period                     326         312        250        183       126
                                                          ====        ====       ====       ====      ====

     The Company's expansion strategy is to continue to open stores in enclosed shopping malls in both metropolitan and middle markets. The Company expects to open approximately 50 new stores during fiscal 2000, three of which have been opened as of April 12, 2000. The Company believes that the broad appeal of the Gadzooks concept enables it to operate successfully in diverse geographic and demographic markets, thereby increasing the total number of potential sites available to the Company.

     The Company selects locations for new store openings to achieve a balance between (i) test markets where the Company has had no previous operating experience, (ii) new markets where the Company has tested a Gadzooks store and believes that the Company can successfully expand, and (iii) mature markets where the Company desires to add new stores at attractive locations as they become available. Currently, the Company expects to open the highest number of stores in new and mature markets where the Company's concept has recently been introduced and where the Company believes that it can capitalize on the potential of these markets. The Company typically expands from existing markets into contiguous new markets and attempts to cluster its stores within a market area in order to achieve management and operating efficiencies and to enhance its name recognition. In addition, the Company analyzes stores for potential closing from time to time and closed five under performing stores during fiscal 1999.

     The Company has from time to time analyzed potential acquisitions of small chains of stores that serve its target customer in order to provide the Company with more rapid access to desirable locations and new markets. The Company may consider such acquisitions again in the future. Except for a limited number of stores acquired from former franchisees, the Company has never made any such acquisitions and does not currently have agreements in place for any in the future.

MERCHANDISING

     The Company's merchandising strategy is to provide a wide range of brand name casual apparel and related accessories that reflect the fashion preferences of young men and women principally between the ages of 14 and 18. Each store typically carries an inventory of approximately 1,600 SKUs, with most merchandise selling at prices ranging between $15 and $50.

     The Company's merchandise includes high visibility names such as ECKO, DKNY Jeans, Hurley, Tommy Jeans, Billabong and other popular fashions and brand name merchandise. The Company concentrates on merchandise that appeals to the mainstream teenager rather than relying on "cutting edge" products. The Company believes that this strategy is consistent with its philosophy of responding to its customers' fashion preferences as opposed to attempting to establish fashion trends.

     The Company classifies all of its merchandise into one of five categories as follows:

         o Juniors:                 The Juniors category includes casual
                                    sportswear separates designed for
                                    fashion-current teenage girls, such as knit
                                    tops, woven shirts and vests, denim, dresses
                                    and swimwear. Key brands in this category
                                    include DKNY, Tommy, Guess, ECKO, MUDD, and
                                    Mossimo.
         o Young Mens:              The Young Mens category includes casual
                                    sportswear separates reflecting current
                                    fashion trends, such as woven and knit tops
                                    and bottoms made of denim and other fabrics.
                                    Key brands in this category include ECKO,
                                    Fox, Billabong, Hurley, Tommy and Guess.
         o Accessories:             The Accessories category includes a variety
                                    of male, female and unisex accessories
                                    including sunglasses, watches, wallets, hair
                                    accessories, backpacks, necklaces, hats and
                                    other accessories. Key brands in this
                                    category include Fossil, Puma, and Fox.
         o Unisex Apparel:          The Unisex category consists primarily of
                                    t-shirts with logos containing current
                                    topics and humorous designs and phrases.
                                    This category includes merchandise from
                                    various vendors, as well as a small
                                    selection of Company-designed products.
         o Footwear:                The Company offers a limited selection of
                                    male, female and unisex footwear including sandals and active footwear. Key brands in this category include Vans, Bongo and Skechers.

     The following table sets forth the Company's merchandise by category as an approximate percentage of net sales:

                                                                                        Fiscal Year
                                                                                   1999    1998    1997
                                                                                   ----    ----    ----
         Juniors..........................................................          34%     32%     29%

         Young Mens.......................................................          30      29      26

         Accessories .....................................................          16      17      17

         Unisex Apparel ..................................................          11      12      17

         Footwear ........................................................           9      10      11
                                                                                   ---     ---     ---
         .................................................................         100%    100%    100%
                                                                                   ===     ===     ===

     By offering products in multiple categories, the Company is able to shift its merchandise emphasis among and within its core categories to respond to changing customer preferences. The Company expects to continue to adjust its emphasis in particular categories in response to changing fashion trends and, therefore, its merchandise mix may vary slightly from time to time.

     In an effort to keep the stores fresh and exciting, the Company's visual merchandising department, in conjunction with the marketing and buying staff, provides specific floor sets and merchandising ideas to the stores and regularly instructs district and store managers on the creative display of merchandise. The merchandise presentation in the stores is significantly changed three times each year to highlight specific merchandise for each of the Company's three peak selling seasons and to maintain a current look. In addition, the Company maintains a constant flow of new merchandise to the stores through shipments from its distribution center on a daily basis to encourage our customers to frequently visit our stores. To reduce the risk associated with the introduction of new products, the Company tests certain products in selected stores before determining if it will purchase the product for a broader group of stores.

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

     Due to changes in fashion trends and seasonality, the Company purchases merchandise from numerous vendors throughout the year. During fiscal 1999, the Company did business with approximately 750 vendors. No single vendor accounted for more than 10% of merchandise purchases. Certain of the Company's vendors have limited financial resources and production capabilities. Gadzooks believes that strong vendor relationships are important to the growth and success of the Company.

ALLOCATION AND DISTRIBUTION OF MERCHANDISE

     The Company continually strives to improve its merchandising, distribution, planning and allocation methods to manage its inventory more productively. The Company's planning and allocation staff work closely with the buyers to meet the requirements of determining the correct inventory levels for all stores and merchandise categories. The Company divides its stores into different categories based upon, among other things, geographic location, demographics, sales volume, competition and store capacity. Merchandise allocation and distribution are based in part on sales and inventory analysis of the stores by category. Information from the Company's point-of-sale computer system is regularly reviewed and analyzed to assist in making merchandise allocation and markdown decisions.

     In May 1997, the Company relocated its headquarters to a 207,000 square foot site in the Dallas metropolitan area, which includes a distribution facility and the Company's corporate offices. Vendors deliver merchandise to this facility, where it is inspected, entered into the Company's computer system, ticketed (to the extent that it was not pre-ticketed by the vendor), allocated to stores and boxed for distribution to the Company's stores. Merchandise is typically shipped to stores daily via United Parcel Service, providing Gadzooks stores with a steady flow of new merchandise. For certain key products, the Company maintains a backstock at its distribution center that is allocated and distributed to the stores through an automated replenishment system.

STORE OPERATIONS

     Gadzooks stores are open seven days a week during normal mall hours. The Company's store operations are managed by a Senior Vice President of Store Operations, Director of Store Operations, regional managers and district managers, who generally have responsibility for 7 to 10 stores within a geographic district. Individual stores are managed by a store manager and two assistant store managers. A typical store has 6 to 12 part-time sales associates, depending on the season. Gadzooks compensates its district and store managers with a base salary and performance bonuses, based on store sales and other operating statistics. In addition, stock options are granted to district managers and above at the time they assume their position, with additional grants each year thereafter. Sales associates are compensated on an hourly basis.

     The Company believes that its continued success is dependent in part on its ability to attract, retain and motivate quality employees. In particular, the success of the Company's store expansion program will be dependent on its ability to promote and/or recruit qualified district and store management. The Company has an established training program for future district managers. Store managers, many of whom are selected from among the Company's assistant managers, currently complete a one-week training program with a designated training store manager before taking responsibility for a store. The hiring and training of new sales associates are the responsibility of store managers and the Company has established training and operations manuals to assist them in this process. The Company regularly enhances its training programs for its store managers, assistant managers and sales associates.

     Management considers its employees' knowledge of the Company's customers and merchandise to be significant to its marketing approach and customer satisfaction. While all Gadzooks store employees are responsible for the general appearance of the store and merchandise presentation, the Company's major emphasis in training its store employees is to give priority to customer service and assistance. Sales associates regularly act as greeters, meeting customers as they enter the store and offering assistance. The Company trains its sales associates to inform the customer about new fashion trends and to suggest merchandise that suits the customer's wardrobe and lifestyle needs. The Company monitors the customer service level at each store through various programs, including unannounced visits to the stores by store operations personnel and by regularly reviewing and responding to customer feedback.

STORE ENVIRONMENT

     The Company believes that its stores are visually appealing and provide a fun and enjoyable shopping experience for its customers. Gadzooks stores are designed to create a high energy, upbeat environment using neon signs, video monitors featuring popular music videos, playful mannequins and creative, eye-catching signage. A standard feature in all stores is the Company's signature Volkswagen Beetle. The Company typically displays a significant amount of merchandise on the walls of the store, with male merchandise along one side, and female merchandise along the other. In the center of the store, lower fixtures are used to display merchandise in order to maintain an open feeling. Stores typically feature large windows along the mall which provide an open view of the entire store to mall traffic and are merchandised to draw customers into the store. While Gadzooks stores are designed to appeal primarily to the teenage customer, the Company also strives to create a shopping environment that is comfortable for adults.

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

     Within each shopping mall, the Company typically seeks a highly visible location and often locates its stores near major fashion-oriented department stores, food courts and other specialty stores catering to teenage customers. The Company's existing stores average approximately 2,400 square feet. The Company typically seeks a location of approximately 2,400 to 3,100 square feet with significant mall frontage. However, the Company's flexible store design enables it to take advantage of well-situated sites with more unique layouts. Once a site is approved, the Company, with the assistance of an outside architect, designs the store to meet the specific site characteristics. The Company's construction department seeks competitive bids from outside contractors for the build-out of each store and oversees the construction process. The Company typically requires six to eight weeks to open a new store after construction begins.

MANAGEMENT INFORMATION SYSTEMS

     Each Gadzooks store is linked to the Company's headquarters through a point-of-sale system that interfaces with an IBM RS6000 computer equipped with an integrated merchandising, distribution and accounting software package. The Company's point-of-sale computer system has several features, including merchandise scanning, "price look-up," updated sales reports and on-line credit card approval. These features improve transaction accuracy, speed and checkout time, increase overall store efficiency, and enable the Company to track the productivity of individual sales associates.

     The Company's management information and control systems enable the Company's corporate headquarters personnel to promptly identify sales trends, replenish depleted store inventories, reprice merchandise and monitor merchandise mix and inventory shrinkage at individual stores and throughout the Company's store network. Management believes that these systems provide a number of benefits, including improved store inventory management, better in-stock availability, higher operating efficiency and fewer markdowns.

     The Company's merchandising, distribution and accounting software system was installed in late 1993, and the point-of-sale software system was installed during the second quarter of fiscal 1995. The Company believes that its current management information and control systems are adequate to support the Company's planned expansion, but regularly evaluates its systems to determine when upgrades or replacements are needed. In 1999, the Company significantly upgraded its information technology infrastructure network to support many ongoing initiatives.

ADVERTISING AND PROMOTION

     The Company relies primarily on mall traffic, the enthusiasm of its sales associates and existing customers, highly visible store locations and eye-catching signage to attract new customers to the stores. The Company has generally found this approach to be more cost effective than more traditional media advertising. The Company plans the opening of new stores to coincide with peak shopping seasons and mall grand openings when customer traffic is greater. The Company also uses promotions to generate repeat visits to its stores and advertises to a limited extent in national magazines, such as Seventeen and Teen People, in cooperation with certain of its vendors. The Company also benefits from advertising by its vendors, especially where Gadzooks is listed as a retailer of their products.

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

EMPLOYEES

     On March 31, 2000, the Company had 1,189 full-time employees and 2,835 part-time employees. Of the Company's 4,024 employees, 188 were corporate personnel, 91 were distribution center employees and 3,745 were store employees. The number of part-time employees fluctuates with seasonal needs. None of the Company's employees is covered by a collective bargaining agreement. The Company seeks to create a casual and supportive working environment and considers its employee relations to be excellent.

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

GROWTH STRATEGY; FUTURE OPERATING RESULTS

     The Company's net sales have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, increases in comparable store sales. The Company intends to continue its growth strategy by opening new stores for the foreseeable future, and its future operating results will depend, to a certain degree, upon its ability to open and operate new stores successfully and to manage a larger business profitably. The Company anticipates opening approximately 50 new stores during fiscal 2000. In the future, the Company plans to enter new markets in various regions of the United States. Expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing markets. As an additional part of its growth strategy, the Company has occasionally analyzed the acquisition of other retailers that serve the Company's target customers and may consider such acquisitions again in the future. Except for a limited number of stores acquired from former franchisees, the Company has never made any such acquisitions and does not currently have agreements in place for any in the future. There can be no assurance that the operations of any acquired entities could be successfully integrated with the Company's existing operations or that the combined business would be profitable.

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

     The Company anticipates that it will spend approximately $10.7 million for capital expenditures in fiscal 2000, which will include the opening of approximately 50 new stores, remodeling of six to eight existing stores and refurbishment of 50 existing stores. The actual costs that the Company will incur in connection with opening new stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, the size of the store and the extent of the build-out required at the selected site. The Company believes that its existing cash balances, cash generated from operations, and funds available under the Company's revolving line of credit will be sufficient to fund its expansion requirements through at least fiscal 2000. The Company cannot assure you that it will not be required to seek additional sources of funds for such expansion.

FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS

     A variety of factors affect the Company's comparable store sales results, including economic conditions, fashion trends, the retail sales environment, sourcing and distribution of products and the Company's ability to execute its business strategy efficiently. The Company's quarterly comparable store sales results have fluctuated significantly in the past. The Company's comparable store sales results were (0.5%), (0.6%), (6.9%) and (10.9%) in the first, second, third and fourth quarters of fiscal 1998, respectively, and (3.3%), 6.5%, 4.6% and 11.3% in the first, second, third and fourth quarters of fiscal 1999, respectively. The Company has recorded comparable store sales decreases in past months, quarters and years, and cannot assure you that such decreases for any particular month, quarter or fiscal year will not occur in the future. The Company's comparable store sales results could cause the price of the Common Stock to fluctuate substantially.

CHANGES IN FASHION TRENDS

     The Company's profitability is largely dependent upon its ability to anticipate the fashion tastes of its customers and to provide merchandise that appeals to their preferences in a timely manner. The fashion tastes of the Company's customers may change frequently. The Company's failure to anticipate, identify or react appropriately to changes in styles, trends or brand preferences could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on the Company's business. In addition, fashion misjudgments could materially and adversely affect the Company's operating results, comparable store sales results and image with its customers. See "Business -- Merchandising."

IMPACT OF ECONOMIC CONDITIONS

     Certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including business conditions, interest rates, taxation and consumer confidence in future economic conditions. If the demand for apparel and related merchandise by teenagers declines, the Company's business, comparable store sales results and results of operations would be materially and adversely affected. Although the Company advertises in national magazines to a limited extent through cooperative agreements with certain of its vendors, its stores rely principally on mall traffic for customers. Therefore, the Company is dependent upon the continued popularity of malls as a shopping destination and the ability of mall anchor tenants and other attractions to generate customer traffic for its stores. A decrease in mall traffic or a decline in economic conditions in the markets in which the Company's stores are located would adversely affect the Company's growth, net sales, comparable store sales results and profitability. See "Business."

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

DEPENDENCE ON KEY VENDORS

     The Company's business depends on its ability to purchase current season, brand name apparel in sufficient quantities at competitive prices. The inability or failure of key vendors to supply the Company with adequate quantities of desired merchandise, the loss of one or more key vendors or a material change in the Company's current purchase terms could have a material adverse effect on the Company's business. Many of the Company's smaller vendors have limited resources, production capacities and operating histories, and many have limited the distribution of their merchandise in the past. The Company has no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that the Company will be able to acquire desired merchandise in sufficient quantities on terms acceptable to the Company in the future. During the Company's 1999 fiscal year, no single vendor accounted for more than 10% of the Company's merchandise purchases. See "Business -- Merchandising" and "Business -- Purchasing."

DEPENDENCE ON KEY PERSONNEL

     The Company's success will depend largely on the efforts and abilities of senior management. The loss of the services of any member of senior management could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's existing management team will be able to manage the Company or its growth or that the Company will be able to retain current and attract additional qualified personnel as needed in the future.

COMPETITION

     The Company operates in a highly competitive environment. The Company currently competes with traditional retail department stores, with national specialty chains such as The Gap, The Buckle, Pacific Sunwear, Wet Seal, Hot Topic and American Eagle Outfitters, with smaller chains and local specialty stores, and to a lesser extent, with mass merchandisers and companies providing shopping sites via the internet. Many of these competitors are larger and have substantially greater resources than the Company. Direct competition with these and other retailers may increase significantly in the future, which could require the Company, among other things, to lower its prices and/or increase its advertising expenses. Increased competition could have a material adverse effect on the Company's operations and comparable store sales results. See "Business -- Competition."

STOCK PRICE VOLATILITY

     The market price of the Company's Common Stock has fluctuated substantially since the Company's initial public offering in October 1995. The Company's Common Stock is quoted on The Nasdaq Stock Market, which has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of the Common Stock without regard to the operating performance of the Company. In addition, the Company believes that factors such as quarterly fluctuations in the financial results of the Company, the Company's comparable store sales results, announcements by other apparel retailers, the overall economy and the condition of the financial markets could cause the price of the Common Stock to fluctuate substantially.

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

     The Company has adopted a Shareholder Rights Plan, which is intended to deter an unfriendly takeover of the Company and to help ensure that current shareholders receive fair value upon the sale of their stock to another party seeking control of the Company. See "Notes to Financial Statements - Note 12 Shareholder Rights Plan," located on page 26 of the Registrant's 1999 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such Notes to Financial Statements are incorporated herein by reference.

ITEM 2.  PROPERTIES.

     All of the existing stores are leased by the Company, with lease terms (excluding renewal option periods exercisable by the Company at escalating rents) expiring between June 2000 and January 2011. The leases for most of the existing stores are for terms of ten years and provide for contingent rent based upon a percent of sales in excess of specified minimums.

     The Company's office and distribution center is located in Carrollton, Texas under a lease that is scheduled to expire on May 1, 2007.

ITEM 3.  LEGAL PROCEEDINGS.

     In the ordinary course of its business, the Company is periodically a party to lawsuits. The Company does not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information in response to Item 5 is contained in the section entitled "Corporate Information - Share Price Data" located on the inside back cover of the registrant's 1999 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such Market for Registrant's Common Equity and Related Stockholder Matters are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial and operating data in response to Item 6 is contained in the section entitled "Selected Financial Data," located on page 9 of the registrant's 1999 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such Selected Financial Data is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information in response to Item 7 is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," located on pages 10 to 13 of the registrant's 1999 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such Management's Discussion and Analysis of Financial Condition and Results of Operations are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges, or for purposes "other than trading," instruments that are likely to expose the Company to market risk, whether it be from interest rate, foreign currency exchange, commodity price or equity price risk. The Company has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps.

     The Company's primary market risk exposure is that of interest rate risk. A change in LIBOR or the Prime Rate as set by Wells Fargo Bank, would affect the rate at which the Company could borrow funds under its credit facility.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information in response to Item 8 is contained in the registrant's 1999 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such information is incorporated herein by reference. A cross-reference for location of the requested information is below.

                                                                                            PAGE NUMBER(S) IN
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                  ANNUAL REPORT*
-------------------------------------------                                                  --------------

Unaudited Quarterly Financial Data..............................................................   12
Balance Sheets at January 29, 2000 and January 30, 1999.........................................   14
Statements of Income for the Years Ended January 29, 2000,
      January 30, 1999, and January 31, 1998....................................................   15
Statements of Stockholders' Equity for the Years Ended January 29, 2000,
      January 30, 1999, and January 31, 1998....................................................   16
Statements of Cash Flows for the Years Ended January 29, 2000,
      January 30, 1999, and January 31, 1998....................................................   17
Notes to Financial Statements................................................................... 18 - 26
Report of Independent Accountants...............................................................   27
Corporate Information...........................................................................Inside back cover
      ..........................................................................................of annual report

*The indicated pages of the Company's 1999 Annual Report to Shareholders are filed as Exhibit 13 to this Report. Such Exhibit is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to Item 10 is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information with respect to Item 11 is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to Item 12 is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to Item 13 is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The financial statements as cross-referenced in Item 8 of this Report, together with the report thereon of PricewaterhouseCoopers LLP dated March 6, 2000, appearing in the accompanying 1999 Annual Report to Shareholders are incorporated by reference in this Report. With the exception of the aforementioned information and information incorporated in Items 5, 6 and 7, the 1999 Annual Report to Shareholders is not deemed filed as part of this Report.

     2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.  Exhibits included or incorporated herein:

         See Exhibit Index.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 26, 2000 on its behalf by the undersigned, thereunto duly authorized.

                                      GADZOOKS, INC.



                                      By  /s/ Gerald R. Szczepanski
                                          -------------------------------------
                                             Gerald R. Szczepanski,
                                             Chairman of the Board, President,
                                             and Chief Executive Officer

         Each person whose signature appears below hereby authorizes Gerald R. Szczepanski and James A. Motley, or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below and to file all amendments and/or supplements to the Annual Report on Form 10-K.

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



                  Signature                                    Title                             Date
                  ---------                                    -----                             ----

/s/ Gerald R. Szczepanski                         Chairman of the Board, President,         April 26, 2000
-------------------------------------------       and Chief Executive Officer
    Gerald R. Szczepanski                         (Principal Executive Officer)


/s/ James A. Motley                               Vice President and                        April 26, 2000
-------------------------------------------       Chief Financial Officer, Secretary
    James A. Motley                               (Principal Financial and
                                                  Accounting Officer)

/s/ G. Michael Machens                            Director                                  April 26, 2000
-------------------------------------------
    G. Michael Machens


/s/ Robert E.M. Nourse                            Director                                  April 26, 2000
-------------------------------------------
    Robert E.M. Nourse

/s/ Ron G. Stegall                                Director                                  April 26, 2000
-------------------------------------------
    Ron G. Stegall

/s/ Lawrence H. Titus, Jr.                        Director                                  April 26, 2000
-------------------------------------------
    Lawrence H. Titus, Jr.

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

 10.9  --  Gadzooks, Inc. Employees' Savings Plan, as amended and revised
           (filed as Exhibit 4.5 to the Company's Form S-8 (No. 333-68205) filed with the Commission on December 1, 1998 and incorporated herein by reference).

 10.10 -- Severance Protection Agreement dated September 1, 1998 between the Company and Gerald R. Szczepanski (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 15, 1998 and incorporated herein by reference).

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

 10.16 --  Lease Agreement between Gadzooks, Inc. (Lessee) and CB Midway
           International, LTD. (Lessor) dated August 23, 1996 (filed as
           Exhibit 10.17 to the Company's 1997 Annual Report on Form 10-K filed with the Commission on April 27, 1998 and incorporated herein by reference).

 10.17 --  Gadzooks, Inc. 401(k) Plan and Profit Sharing Plan Adoption
           Agreement (filed as Exhibit 10.18 to the Company's Quarterly
           Report on Form 10-Q filed with the Commission on June 9, 1998, and incorporated herein by reference).

10.18  --  Amendment No. 1 to the Credit Agreement between the Company and
           Wells Fargo Bank (Texas), National Association, dated June 11,
           1998 (filed as Exhibit 10.19 to the Company's Quarterly Report on
           Form 10-Q filed with the Commission on September 15, 1998, and incorporated herein by reference).

10.19  --  Amendment No. 2 to the Credit Agreement between the Company and
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

10.21  --  Amendment No. 1 to the Gadzooks, Inc. 1995 Non-Employee Director
           Stock Option Plan dated June 18, 1998 (filed as Exhibit 4.10 to the
           Company's Form S-8 (No. 333-60869) filed with the Commission on
           August 7, 1998 and incorporated herein by reference).

10.22* --  Severance Protection Agreement dated January 5, 1998 between the
           Company and James F. Wimpress.

10.23* --  Severance Protection Agreement dated January 11, 1999 between the
           Company and Paula Y. Masters.


13*    --  Pages 9-27 as well as the inside back cover of the Company's 1999
           Annual Report to Shareholders.

23*    --  Consent of PricewaterhouseCoopers  LLP.

24*    --  Power of Attorney (included on signature page of this report).

27*    --  Financial Data Schedule.

---------------------------------
* Filed herewith (unless otherwise indicated, exhibits are previously filed).