Form 10-Q
period 2000-04-29
GADZOOKS INC
filed 2000-06-13
CIK 924140

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-26732
                                                -------
                                 GADZOOKS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     TEXAS                                                   74-2261048
--------------------------------------------------------------------------------
     (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION
     INCORPORATION OR ORGANIZATION)                          NUMBER)

     4121 INTERNATIONAL PARKWAY
     CARROLLTON, TX                                           75007
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   972-307-5555
                                                          ----------------------

--------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     As of June 8, 2000, the number of shares outstanding of the registrant's common stock is 8,948,813.

                                 GADZOOKS, INC.

                                    FORM 10-Q

                      For the Quarter Ended April 29, 2000

                                      INDEX



                                                                                                  PAGE


PART I.           FINANCIAL INFORMATION


         Item 1.         Financial Statements

                         Condensed Balance Sheets as of April 29, 2000                              3
                         and January 29, 2000

                         Condensed Statements of Income for the                                     4
                         First Quarter Ended April 29, 2000 and
                         May 1, 1999

                         Condensed Statements of Cash Flows for the                                 5
                         First Quarter Ended April 29, 2000 and
                         May 1, 1999

                         Notes to Financial Statements                                            6-7

        Item 2.          Management's Discussion and Analysis                                    8-10
                         of Financial Condition and Results of Operations


        Item 3.          Quantitative and Qualitative Disclosures About                            10
                         Market Risk



PART II.          OTHER INFORMATION                                                                10

SIGNATURE PAGE                                                                                     11

INDEX TO EXHIBITS                                                                               12-14

PART I - FINANCIAL INFORMATION



GADZOOKS, INC.
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands)

(Unaudited)

                                                                                     APRIL 29,        JANUARY 29,
                                                                                        2000              2000
                                                                                     ----------        ----------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $   16,084        $   18,643
   Accounts receivable                                                                   1,427             1,217
   Inventory                                                                            47,327            44,418
   Other current assets                                                                  2,288             2,149
                                                                                    ----------        ----------
                                                                                        67,126            66,427
                                                                                    ----------        ----------
Leaseholds, fixtures and equipment, net                                                 30,587            30,235
                                                                                    ----------        ----------
                                                                                    $   97,713        $   96,662
                                                                                    ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $   19,039        $   20,395
   Accrued expenses and other current liabilities                                        5,916             6,461
   Income taxes payable                                                                  1,192               911
                                                                                    ----------        ----------
                                                                                        26,147            27,767
                                                                                    ----------        ----------
Accrued rent                                                                             2,780             2,750
                                                                                    ----------        ----------
Shareholders' equity:
   Common stock                                                                             89                89
   Additional paid-in capital                                                           42,404            42,282
   Retained earnings                                                                    26,404            23,910
   Treasury stock                                                                         (111)             (136)
                                                                                    ----------        ----------
                                                                                        68,786            66,145
                                                                                    ----------        ----------
                                                                                    $   97,713        $   96,662
                                                                                    ==========        ==========


   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(In thousands, except per share data)

(Unaudited)


                                                                                           QUARTER ENDED
                                                                                    ---------------------------
                                                                                     APRIL 29,          MAY 1,
                                                                                       2000             1999
                                                                                    ----------       ----------
Net sales                                                                           $   63,260       $   51,465
Cost of goods sold including buying,
  distribution and occupancy costs                                                      45,075           37,457
                                                                                    ----------       ----------
     Gross profit                                                                       18,185           14,008

Selling, general and administrative expenses                                            14,438           13,199
                                                                                    ----------       ----------
     Operating income                                                                    3,747              809

Interest income, net                                                                       245              144
                                                                                    ----------       ----------
     Income before income taxes                                                          3,992              953

Provision for income taxes                                                               1,497              353
                                                                                    ----------       ----------
     Net income                                                                     $    2,495       $      600
                                                                                    ==========       ==========
Earnings per share
  Basic                                                                             $     0.28       $     0.07
                                                                                    ==========       ==========
  Diluted                                                                           $     0.27       $     0.07
                                                                                    ==========       ==========
Weighted average shares outstanding
  Basic                                                                                  8,927            8,893
                                                                                    ==========       ==========
  Diluted                                                                                9,381            8,994
                                                                                    ==========       ==========

   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)

(Unaudited)

                                                                                           QUARTER ENDED
                                                                                    ---------------------------
                                                                                     APRIL 29,          MAY 1,
                                                                                       2000             1999
                                                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                          $    2,495        $      600
Adjustments to reconcile net income to cash
 used in operating activities:
   Depreciation                                                                          1,586             1,346
   Loss on sale of fixed assets                                                             11                16
   Changes in operating assets and liabilities                                          (4,797)           (5,047)
                                                                                    ----------        ----------
NET CASH USED IN OPERATING ACTIVITIES                                                     (705)           (3,085)
                                                                                    ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                 (2,001)           (1,111)
                                                                                    ----------        ----------
NET CASH USED IN INVESTING ACTIVITIES                                                   (2,001)           (1,111)
                                                                                    ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                                  86                37
  Sale of treasury stock under employee stock purchase plan                                 61                43
                                                                                    ----------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  147                80
                                                                                    ----------        ----------

Net decrease in cash and cash equivalents                                               (2,559)           (4,116)
Cash and cash equivalents at beginning of period                                        18,643            16,353
                                                                                    ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   16,084        $   12,237
                                                                                    ==========        ==========

   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Unaudited)


1.   BASIS OF PRESENTATION

The accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 29, 2000 and January 29, 2000, and the results of operations and cash flows for the three months ended April 29, 2000 and May 1, 1999. The results of operations for the three months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet as of January 29, 2000 is derived from audited financial statements. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

Fiscal year: The Company's fiscal year is the 52- or 53-week period that ends on the Saturday closest to the end of January. "Fiscal 2000" is the 53-week period ending February 3, 2001.

Reclassification: Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.   LONG-TERM OBLIGATIONS

On June 1, 2000, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The Company pays commitment fees of 0.33% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, debt to equity, net income and fixed charge coverage minimums as well as certain other ratios customary in such agreements. Amounts available to borrow under the line of credit, as limited by the cash flow multiple, totaled $14.8 million at June 8, 2000. No borrowings (excluding letters of credit) were outstanding under the revolving line at April 29, 2000. Any amount borrowed under the revolving line of credit will become due on June 1, 2001, the date the credit agreement matures.

GADZOOKS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Unaudited)


3.   PROVISION FOR STORE CLOSING COSTS

During fiscal 1999, the Company decided to close eight stores that had been identified as under-performing and, as a result, recognized a $1.2 million pre-tax provision for costs related to closing the facilities and reflecting long-lived assets located at these stores at their respective estimated net realizable values. As of April 29, 2000, six of the eight stores had been closed with the remaining two slated for closure by the end of fiscal 2000. As of April 29, 2000, the costs related to the six stores already closed had been incurred. An analysis of the amounts charged against the accrual since January 29, 2000 is outlined in the table below (in thousands).


                                    BALANCE AT               CURRENT PERIOD               BALANCE AT
                                 JANUARY 29, 2000               ACTIVITY                APRIL 29, 2000
                              -----------------------    ----------------------     -----------------------
    Lease termination costs
    and other                 $           119            $           ---            $          119

                              -----------------------    ----------------------     -----------------------
    Total                     $           119            $           ---            $          119
                              -----------------------    ----------------------     -----------------------


Sales and operating losses of the stores closed or slated for closure were $226,992 and ($35,964) and $774,349 and ($244,387) for the quarters ended
April 29, 2000 and May 1, 1999, respectively.


4.   EARNINGS PER SHARE

The following table outlines the Company's calculation of weighted average shares outstanding (in thousands):

                                                                          QUARTER ENDED
                                                        --------------------------------------------------
                                                              APRIL 29,                    MAY 1,
                                                                 2000                       1999
                                                        ---------------------      -----------------------
    Weighted average common shares
    outstanding (basic)                                         8,927                       8,893
    Effect of dilutive options                                    454                         101
                                                        ---------------------      -----------------------
    Weighted average common and dilutive potential
    shares outstanding (diluted)                                9,381                       8,994
                                                        ---------------------      -----------------------

The treasury stock method is used to determine dilutive potential common shares outstanding related to stock options. Options which, based on their exercise price, would be antidilutive are not considered in the treasury stock method calculation. Options excluded from the earnings per share calculation due to their antidilutive nature totaled 26,676 and 638,765 for the quarters ended April 29, 2000 and May 1, 1999, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

Gadzooks is a mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 14 and 18. As of April 29, 2000, the Company had opened three new stores and closed one store since the beginning of the fiscal year and operated 328 stores in 34 states.

The Company's business is subject to seasonal influences with higher sales during the Christmas holiday, back-to-school and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and related notes.

RESULTS OF OPERATIONS

The quarter ended April 29, 2000 compared to the quarter ended May 1, 1999

         Net sales

Net sales increased approximately $11.8 million, or 22.9 percent, to $63.3 million during the first quarter of fiscal 2000 from $51.5 million during the comparable quarter of fiscal 1999. The total company sales increase was primarily attributable to comparable store sales ($8.6 million) and, to a lesser extent, the 22 new stores not yet included in the comparable store sales base ($3.2 million). Comparable store sales increased 17.1 percent for the first quarter of fiscal 2000. The Company experienced comparable store sales increases in all of its major categories except for footwear. The comparable store sales increase is due to several factors, including a greater concentration of brand-name merchandise, enhancements to the stores' appearance and visual merchandising changes. Retail prices, although up slightly, had relatively little impact on the overall increase in sales. A store becomes comparable after it has been open for 14 full fiscal months.

         Gross profit

Gross profit increased approximately $4.2 million to $18.2 million during the first quarter of fiscal 2000 from $14.0 million during the comparable quarter of fiscal 1999. As a percentage of net sales, gross profit increased 150 basis points to 28.7 percent from 27.2 percent for the comparable quarter of last year. Merchandise margins as a percentage of sales were 73 basis points lower than the prior year. This decrease is primarily attributable to a more aggressive inventory management program, which resulted in an increase in markdowns and, to a lesser extent, the product mix consisting of a higher percentage of nationally-branded merchandise. The decrease in merchandise margins was more than offset, however, by 184 basis point and 39 basis point decreases in occupancy and buying and distribution costs as a percentage of sales, respectively. The decreases in occupancy and buying and distribution costs (which are relatively fixed in nature) as a percentage of sales were primarily the result of comparable store sales increases.

         Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") increased approximately $1.2 million to $14.4 million during the first quarter of 2000 from $13.2 million during the comparable quarter of fiscal 1999. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A decreased 280 basis points to 22.8 percent during the first quarter of fiscal 2000 from 25.6 percent during the comparable quarter of last year. The decrease in the SG&A percentage is due primarily to the

Company's ability to leverage corporate overhead and store costs as a result of the comparable store sales increase.

         Interest

The Company's net interest income increased $101,000 to $245,000 during the first quarter of fiscal 2000 from $144,000 in the comparable period of last year due primarily to higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         General

The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations and cash and cash equivalents on-hand.

         Cash Flows

At April 29, 2000, cash and cash equivalents were $16.1 million, a decrease of $2.6 million since January 29, 2000. The primary uses of cash were increased inventory levels of $2.9 million, capital expenditures of $2.0 million for new or remodeled stores and outfitting some stores with loss prevention systems, and a decrease in accounts payable of $1.4 million. The Company opened three new stores during the first three months of 2000 as compared with four new stores in the same period of the prior year.

         Credit facility

On June 1, 2000, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The Company pays commitment fees of 0.33% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, debt to equity, net income and fixed charge coverage minimums as well as certain other ratios customary in such agreements. Amounts available to borrow under the line of credit, as limited by the cash flow multiple, totaled $14.8 million at June 8, 2000. No borrowings (excluding letters of credit) were outstanding under the revolving line at April 29, 2000. Any amount borrowed under the revolving line of credit will become due on June 1, 2001, the date the credit agreement matures.

         Capital Expenditures

The Company began its fiscal 2000 store expansion program with the opening of three new stores during the month of March, and anticipates opening an additional 47 stores during the remainder of the year. Capital expenditures for the remainder of the year are estimated to be approximately $7.8 million to open the remaining stores, update or remodel existing stores and to purchase and/or upgrade information systems.

Management believes that the Company's working capital, credit facility and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements through the end of fiscal 2000.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting for derivatives and hedging activities -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS. No. 133 will have a significant impact on the Company's financial statements.

Revenue recognition -- In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Questions have arisen regarding the interpretations in SAB 101. The SEC is addressing these questions and is expected to issue further clarifications in June 2000. Based on management's review of SAB 101 to date, we do not believe that the interpretations will materially affect the Company's current revenue recognition policies, and thus will not have a significant impact on its future results of operations or financial position.

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


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. These forward-looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

PART II - OTHER INFORMATION


Items 1-5 - None

Item  6 - Exhibits and Reports on Form 8-K

          (a)  See Index to Exhibits.

          (b)  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GADZOOKS, INC.
                                               Registrant)




DATE:  June 13, 2000          By:       /s/  JAMES A. MOTLEY
                                      -----------------------------------------
                                              James A. Motley
                                      Vice President / Chief Financial Officer
                                          (Chief Accounting Officer and
                                      Duly Authorized Officer of the Registrant)

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                        DESCRIPTION OF DOCUMENTS
-------                      ------------------------
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

  4.2      -- Rights Agreement dated as of September 3, 1998, between the
              Company and ChaseMellon Shareholder Services, L.L.C. (filed as
              Exhibit 1 to the Company's Form 8-A filed with the Commission on September 4, 1998 and incorporated herein by reference).

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

 10.8      -- 1995 Non-Employee Director Stock Option Plan (filed as Exhibit
              10.10 to the Company's Form S-1 (No.33-00196) filed with the Commission on January 9, 1996 and incorporated herein by reference).

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

 10.22     -- Severance Protection Agreement dated January 5, 1998 between the Company and James F. Wimpress (filed with the Commission on
              April 26, 2000 and incorporated herein by reference).

 10.23     -- Severance Protection Agreement dated January 11, 1999 between the Company and Paula Y. Masters (filed with the Commission on
              April 26, 2000 and incorporated herein by reference).


 10.24*    -- Amendment No. 3 to the Credit Agreement between the Company and
              Wells Fargo Bank (Texas) National Association, dated June 1, 2000.


27*        -- Financial Data Schedule.

-----------------
* Filed herewith (unless otherwise indicated, exhibits are previously filed).