Form 10-Q
period 2000-07-29
GADZOOKS INC
filed 2000-09-12
CIK 924140

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

                                       OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-26732

                                 GADZOOKS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     TEXAS                                              74-2261048
--------------------------------------------------------------------------------
     (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
     INCORPORATION OR ORGANIZATION)

     4121 INTERNATIONAL PARKWAY
     CARROLLTON, TX                                                   75007
--------------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    972-307-5555
                                                           ---------------------

--------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 31, 2000, the number of shares outstanding of the registrant's common stock is 8,950,563.

                                 GADZOOKS, INC.

                                    FORM 10-Q

                       For the Quarter Ended July 29, 2000


                                      INDEX


                                                                                                  PAGE
                                                                                                  ----

PART I.           FINANCIAL INFORMATION

        Item 1.          Consolidated Financial Statements

                         Condensed Consolidated Balance Sheets as of                                3
                         July 29, 2000 and January 29, 2000

                         Condensed Consolidated Statements of Income                                4
                         for the Second Quarter and Six Months Ended
                         July 29, 2000 and July 31, 1999

                         Condensed Consolidated Statements of Cash Flows for                        5
                         the Six Months Ended July 29, 2000 and July 31, 1999

                         Notes to Consolidated Financial Statements                                6-7

        Item 2.          Management's Discussion and Analysis                                     8-11
                         of Financial Condition and Results of Operations

        Item 3.          Quantitative and Qualitative Disclosures                                   11
                         About Market Risk




PART II.          OTHER INFORMATION                                                                 12

SIGNATURE PAGE                                                                                      13

INDEX TO EXHIBITS                                                                                14-16

PART I - FINANCIAL INFORMATION

GADZOOKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)


                                                          JULY 29,     JANUARY 29,
                                                            2000          2000
                                                          ---------    -----------
ASSETS
Current assets:
    Cash and cash equivalents                             $  13,062    $    18,643
    Accounts receivable                                       3,023          1,217
    Inventory                                                48,151         44,418
    Other current assets                                      2,380          2,149
                                                          ---------    -----------
                                                             66,616         66,427
                                                          ---------    -----------

Leaseholds, fixtures and equipment, net                      32,252         30,235
                                                          ---------    -----------
                                                          $  98,868    $    96,662
                                                          =========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $  18,663    $    20,395
    Accrued expenses and other current liabilities            7,188          6,461
    Income taxes payable                                         --            911
                                                          ---------    -----------
                                                             25,851         27,767
                                                          ---------    -----------

Accrued rent                                                  2,832          2,750
                                                          ---------    -----------

Shareholders' equity:
    Common stock                                                 89             89
    Additional paid-in capital                               42,645         42,282
    Retained earnings                                        27,941         23,910
    Treasury stock                                             (490)          (136)
                                                          ---------    -----------
                                                             70,185         66,145
                                                          ---------    -----------
                                                          $  98,868    $    96,662
                                                          =========    ===========


   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)



                                                     SECOND QUARTER ENDED        SIX MONTHS ENDED
                                                    -----------------------   -----------------------
                                                     JULY 29,     JULY 31,     JULY 29,     JULY 31,
                                                       2000         1999         2000         1999
                                                    ----------   ----------   ----------   ----------
Net sales                                           $   64,223   $   57,748   $  127,178   $  108,929
Cost of goods sold including buying,
    distribution and occupancy costs                    47,422       42,412       92,497       79,869
                                                    ----------   ----------   ----------   ----------
        Gross profit                                    16,801       15,336       34,681       29,060

Selling, general and administrative expenses            14,553       13,570       28,686       26,485
                                                    ----------   ----------   ----------   ----------
        Operating income                                 2,248        1,766        5,995        2,575

Interest income, net                                       211          115          456          259
                                                    ----------   ----------   ----------   ----------
         Income before income taxes                      2,459        1,881        6,451        2,834

Provision for income taxes                                 922          696        2,419        1,049
                                                    ----------   ----------   ----------   ----------
         Net income                                 $    1,537   $    1,185   $    4,032   $    1,785
                                                    ==========   ==========   ==========   ==========

Net income per share
   Basic                                            $     0.17   $     0.13   $     0.45   $     0.20
                                                    ==========   ==========   ==========   ==========
   Diluted                                          $     0.17   $     0.13   $     0.43   $     0.20
                                                    ==========   ==========   ==========   ==========

Average shares outstanding
   Basic                                                 8,915        8,906        8,921        8,900
                                                    ==========   ==========   ==========   ==========
   Diluted                                               9,215        9,116        9,298        9,055
                                                    ==========   ==========   ==========   ==========




   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                          SIX MONTHS ENDED
                                                                      ------------------------
                                                                       JULY 29,      JULY 31,
                                                                         2000          1999
                                                                      ----------    ----------
Cash flows from operating activities:

Net income                                                            $    4,032    $    1,785
Adjustments to reconcile net income to cash
  used in operating activities:
     Depreciation                                                          3,241         2,763
     Loss on sale of fixed assets                                             49            79
     Changes in operating assets and liabilities                          (7,534)       (6,097)
                                                                      ----------    ----------
Net cash used in operating activities                                       (212)       (1,470)
                                                                      ----------    ----------

Cash flows from investing activities:
     Capital expenditures, net                                            (5,378)       (3,294)
     Purchases of short-term investments                                      --        (6,000)
                                                                      ----------    ----------
Net cash used in investing activities                                     (5,378)       (9,294)
                                                                      ----------    ----------

Cash flows from financing activities:
     Issuance of common stock                                                259            66
     Purchase of treasury stock                                             (424)          (73)
     Sale of treasury stock under employee stock purchase plan               174            69
                                                                      ----------    ----------
Net cash provided by financing activities                                      9            62
                                                                      ----------    ----------

Net decrease in cash and cash equivalents                                 (5,581)      (10,702)
Cash and cash equivalents at beginning of period                          18,643        16,353
                                                                      ----------    ----------
Cash and cash equivalents at end of period                            $   13,062    $    5,651
                                                                      ==========    ==========


   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 29, 2000 and January 29, 2000, and the results of operations and cash flows for the second quarter and six months ended July 29, 2000 and July 31, 1999. The results of operations for the second quarter and six months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated balance sheet as of January 29, 2000 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

         Fiscal year: The Company's fiscal year is the 52- or 53-week period that ends on the Saturday closest to the end of January. "Fiscal 2000" is the 53-week period ending February 3, 2001.

         Classification of Discounts on Employee Sales: The Company has historically recorded discounts related to the sale of merchandise to employees as a component of selling, general and administrative expenses ("SG&A"). Beginning with the second quarter of fiscal 2000, such discounts will be reported as a reduction of sales in all Company financial statements. As a result, gross profit will be reduced by the amount of the employee discounts each period, which will be totally offset by a like reduction in SG&A expenses. In order to maintain consistency and comparability between periods, employee discounts have been retroactively reflected as a reduction of sales for the quarter ended July 31, 1999 and six months ended July 29, 2000 and July 31, 1999. The reclassification represents a change in income statement presentation only and has no impact on net income or earnings per share. Employee discounts totaled $333,000 and $331,000 for the second quarter ended July 29, 2000 and July 31,1999, and $637,000 and $614,000
         for the six months ended July 29, 2000 and July 31, 1999, respectively.

         Principles of Consolidation: In June 2000, the Company completed a corporate restructuring. The consolidated financial statements include the accounts of Gadzooks, Inc. and its wholly-owned affiliates, Gadzooks Holding Company and Gadzooks Management, L.P. All significant intercompany transactions have been eliminated in consolidation.

         Reclassification: Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.       LONG-TERM OBLIGATIONS

         On June 1, 2000, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The Company pays commitment fees of 0.33% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, debt to equity, net income and fixed charge coverage minimums as well as certain other ratios customary in such agreements. Amounts available

GADZOOKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


         to borrow under the line of credit, as limited by the cash flow multiple, totaled $14.2 million at July 29, 2000. No borrowings (excluding letters of credit) were outstanding under the revolving line at July 29, 2000. Any amount borrowed under the revolving line of credit will become due on June 1, 2001, the date the credit agreement matures.

3.       PROVISION FOR STORE CLOSING COSTS

         During fiscal 1999, the Company decided to close eight stores that had been identified as under-performing and, as a result, recognized a $1.2 million pre-tax provision for costs related to closing the facilities and reflecting long-lived assets located at these stores at their respective estimated net realizable values. As of July 29, 2000, six of the eight stores had been closed with the remaining two slated for closure by the end of fiscal 2000. As of July 29, 2000, the costs related to the six stores already closed had been incurred. An analysis of the amounts charged against the accrual since January 29, 2000 is outlined in the table below (in thousands).


                                             BALANCE AT        CURRENT PERIOD      BALANCE AT
                                          JANUARY 29, 2000        ACTIVITY       JULY 29, 2000
                                          ----------------     --------------    -------------
          Lease termination
          costs and other                 $            119     $           --    $         119
                                          ----------------     --------------    -------------
          Total                           $            119     $           --    $         119
                                          ================     ==============    =============

         Sales of the stores closed or slated for closure were $219,860 and $874,475, and operating losses were ($18,930) and ($206,414) for the quarters ended July 29, 2000 and July 31, 1999, respectively. Sales of the stores closed or slated for closure were $446,852 and $1,648,824, and operating losses were ($54,894) and ($450,801) for the six months ended July 29, 2000 and July 31, 1999, respectively.

4.       EARNINGS PER SHARE

         The following table outlines the Company's calculation of weighted average shares outstanding (in thousands):

                                                           QUARTER ENDED           SIX MONTHS ENDED
                                                      -----------------------   -----------------------
                                                       JULY 29,     JULY 31      JULY 29,     JULY 31,
                                                         2000         1999         2000         2000
                                                      ----------   ----------   ----------   ----------
Weighted average common shares
outstanding (basic)                                        8,915        8,906        8,921        8,900
Effect of dilutive options                                   300          210          377          155
                                                      ----------   ----------   ----------   ----------

Weighted average common and dilutive
potential shares outstanding (diluted)                     9,215        9,116        9,298        9,055
                                                      ==========   ==========   ==========   ==========

         The treasury stock method is used to determine dilutive potential common shares outstanding related to stock options. Options which, based on their exercise price, would be antidilutive are not considered in the treasury stock method calculation. Options excluded from the earnings per share calculation due to their antidilutive nature totaled 139,795 and 32,015 for the quarters ended July 29, 2000 and July 31, 1999, and 83,235 and 335,390 for the six months ended July 29, 2000 and July 31, 1999, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

Gadzooks is a mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 14 and 18. As of July 29, 2000, the Company had opened 20 new stores and closed one store since the beginning of the fiscal year, and operated 345 stores in 35 states.

The Company's business is subject to seasonal influences with higher sales during the Christmas holiday, back-to-school and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.


RESULTS OF OPERATIONS

The second quarter ended July 29, 2000 compared to the second quarter ended July 31, 1999

         Net Sales

Net sales increased approximately $6.5 million, or 11.3 percent, to $64.2 million during the second quarter of fiscal 2000 from $57.7 million during the comparable quarter of fiscal 1999. The total Company sales increase was equally attributed to comparable store sales ($3.2 million) and to the 35 new stores not yet included in the comparable store sales base ($3.3 million). Comparable store sales increased 5.7 percent for the second quarter of fiscal 2000. The Company experienced comparable store sales increases in its juniors, unisex (t-shirts) and accessory categories, which more than offset decreases in its men's and footwear categories. The comparable store sales increase is due to several factors, including a greater concentration of brand-name merchandise, enhancements to the stores' appearance and visual merchandising changes. The overall increase in sales was due to an increase in unit sales, which was slightly offset by a decrease in retail prices. A store becomes comparable after it has been open for 14 full fiscal months.

         Gross profit

Gross profit increased approximately $1.5 million to $16.8 million during the second quarter of fiscal 2000 from $15.3 million during the comparable quarter of fiscal 1999. As a percentage of net sales, gross profit decreased 40 basis points to 26.2 percent from 26.6 percent for the comparable quarter of last year. Merchandise margins as a percentage of sales were 10 basis points lower than the prior year. This decrease is primarily attributable to a more promotional retail environment during the second quarter this year. In addition to the decrease in merchandise margins, the Company experienced a 28 basis point increase in buying and distribution costs as a percentage of sales. Occupancy costs, as a percentage of sales, were essentially flat to prior year. The increase in buying and distribution costs (which are relatively fixed in nature), as a percentage of sales, was primarily due to a distribution center wage increase.

         Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $1.0 million to $14.6 million during the second quarter of 2000 from $13.6 million during the comparable quarter of fiscal 1999. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A decreased 80 basis points to 22.7 percent during the second quarter of fiscal 2000 from
23.5 percent during the second quarter of last year. The decrease in the SG&A percentage is due primarily to the Company's ability to leverage corporate overhead and store costs as a result of the comparable store sales increase.

         Interest

The Company's net interest income increased $96,000 to $211,000 during the second quarter of fiscal 2000 from $115,000 in the comparable period of last year due primarily to higher average cash balances.


The six months ended July 29, 2000 compared to the six months ended July 31,
1999

         Net Sales

Net sales increased approximately $18.3 million, or 16.8 percent, to $127.2 million during the first six months of fiscal 2000 from $108.9 million during the comparable period of fiscal 1999. The total Company sales increase was primarily attributed to comparable store sales ($11.8 million) and, to a lesser extent the 35 new stores not yet included in the comparable store sales base ($6.5 million). Comparable store sales increased 11.1 percent for the first six months of fiscal 2000. The Company experienced comparable store sales increases in all of its major categories except for footwear. The comparable store sales increase is due to several factors, including a greater concentration of brand-name merchandise, enhancements to the stores' appearance and visual merchandising changes. The overall increase in sales was due to an increase in unit sales, which was slightly offset by a decrease in retail prices.

         Gross profit

Gross profit increased approximately $5.6 million to $34.7 million during the first six months of fiscal 2000 from $29.1 million during the comparable period of fiscal 1999. As a percentage of net sales, gross profit increased 59 basis points to 27.3 percent from 26.7 percent for the comparable six months of last year. Merchandise margins as a percentage of sales were 32 basis points lower than the prior year. This decrease is primarily attributable to a more aggressive inventory management program, which resulted in an increase in markdowns and, to a lesser extent, the product mix consisting of a higher percentage of brand-name merchandise. The decrease in merchandise margins was more than offset, however, by 87 basis point and 4 basis point decreases in occupancy and buying and distribution costs as a percentage of sales, respectively. The decreases in occupancy and buying and distribution costs (which are relatively fixed in nature) as a percentage of sales were primarily the result of comparable store sales increases.

         Selling, general and administrative expenses

SG&A increased approximately $2.2 million to $28.7 million during the first six months of 2000 from $26.5 million during the comparable six months of fiscal 1999. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A decreased 170 basis points to 22.6 percent during the first six months of fiscal 2000 from 24.3 percent during the comparable six months of last year. The decrease in the SG&A percentage is due primarily to the Company's ability to leverage corporate overhead and store payroll costs as a result of the comparable store sales increase.

         Interest

The Company's net interest income increased $197,000 to $456,000 during the first six months of fiscal 2000 from $259,000 in the comparable period of last year due primarily to higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         General

The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations and cash and cash equivalents on-hand.

         Cash Flows

At July 29, 2000, cash and cash equivalents were $13.1 million, down $5.6 million since January 29, 2000. The Company's primary uses of cash so far this year are as follows: increased inventory levels of $3.7 million, capital expenditures of $5.4 million primarily for new or remodeled stores and outfitting some stores with loss prevention systems, an increase in accounts receivable of $1.8 million and a decrease in accounts payable of $1.7 million. The Company opened 20 new stores during the first six months of 2000 as compared with 12 new stores in the same period of the prior year.

         Credit Facility

On June 1, 2000, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The Company pays commitment fees of 0.33% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, debt to equity, net income and fixed charge coverage minimums as well as certain other ratios customary in such agreements. Amounts available to borrow under the line of credit, as limited by the cash flow multiple, totaled $14.2 million at July 29, 2000. No borrowings (excluding letters of credit) were outstanding under the revolving line at July 29, 2000. Any amount borrowed under the revolving line of credit will become due on June 1, 2001, the date the credit agreement matures.

         Capital Expenditures

The Company has opened 20 new stores so far this year, and anticipates opening an additional 29 stores during the remainder of the year. Capital expenditures for the remainder of the year are estimated to be approximately $4.5 million to open the remaining stores, update or remodel existing stores and to purchase and/or upgrade information systems.

Management believes that the Company's working capital, credit facility and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements through the end of fiscal 2000.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting for derivatives and hedging activities -- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS. No. 133 will have a significant impact on the Company's financial statements.

Revenue recognition - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The SEC has extended the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Based on management's review of SAB 101 to date, we do not believe that the interpretations will materially affect the Company's current revenue recognition policies, and thus will not have a significant impact on its future results of operations or financial position.

Accounting for certain transactions involving stock compensation - In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)". FIN 44 clarifies the application of APB 25 for certain issues and was effective July 1, 2000. The Company does not believe that the interpretation will have a significant impact on the Company's financial statements.

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

         (a) The Annual Meeting of Shareholders of the Company was held on June 15, 2000.

         (b) Information regarding the Company's directors is contained in the Company's Definitive Proxy Statement, which is attached hereto as Exhibit 22.

         (c) Gerald R. Szczepanski and Ron G. Stegall were elected to serve as directors until the Company's 2003 annual meeting of shareholders according to the following vote:

                  Gerald R. Szczepanski   For:  7,799,415   Against or Withheld:  521,697
                  Ron G. Stegall          For:  7,795,035   Against or Withheld:  526,077

                  The 1992 Incentive and Nonstatutory Stock Option Plan (the "Plan") was amended to increase the aggregate number of shares of Common Stock available for issuance under the Plan from 1,500,000 to 2,100,000.

                  For:         4,743,747                    Against or Withheld:  2,213,526
                  Abstention:      6,010                    Broker Non-votes:     1,357,829

                  The Employee Stock Purchase Plan (the "Stock Purchase Plan") was amended to (i) increase the number of monthly offerings to 60, (ii) increase the maximum aggregate number of shares reserved for issuance under the Stock Purchase Plan from 60,000 to 110,000, (iii) extend the term of the Stock Purchase Plan to March 31, 2003, (iv) remove the provision limiting each offering to 2,500 shares, and (v) entitle the Company to withhold any necessary employment taxes or other similar amounts with respect to the purchase or sale of shares of Common Stock under the Stock Purchase Plan.

                  For:         6,759,253                    Against or Withheld     198,470
                  Abstention:      5,560                    Broker Non-votes:     1,357,829

                  The selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending February 3, 2001 was ratified by the shareholders according to the following vote:

                  For:         8,313,471                    Against or Withheld:      6,530
                  Abstention:      1,111                    Broker Non-votes:           -0-

         (d)      None.

Item 5 - None

Item 6 - Exhibits and Reports on Form 8-K

         (a)      See Index of Exhibits.

         (b)      None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  GADZOOKS, INC.
                                                   (Registrant)




DATE:  September 12, 2000           By:        /s/ JAMES A. MOTLEY
                                       -----------------------------------------
                                                   James A. Motley
                                       Vice President / Chief Financial Officer
                                            (Chief Accounting Officer and
                                      Duly Authorized Officer of the Registrant)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
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

    10.24  -- Amendment No. 3 to the Credit Agreement between the Company and
              Wells Fargo Bank (Texas) National Association dated June 1, 2000
              (filed with the Commission on June 13, 2000 and incorporated herein by reference).

    10.25* -- Management Services Agreement by and between Gadzooks Management,
              L.P. and Gadzooks, Inc. dated June 28, 2000.

    10.26* -- Lease and Occupancy Agreement between Gadzooks, Inc. and Gadzooks
              Management, L.P. dated June 28, 2000.

    22     -- Definitive Proxy statement pursuant to Section 14(a) of the
              Securities Exchange Act of 1934 (filed with the Commission on May
              12, 2000 and incorporated herein by reference).

    27*    -- Financial Data Schedule.

----------

* Filed herewith (unless otherwise indicated, exhibits are previously filed).