Form 10-Q
period 2000-10-28
GADZOOKS INC
filed 2000-12-11
CIK 924140

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

                                       OR

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-26732

                                 GADZOOKS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   TEXAS                                                     74-2261048
      -------------------------------                           ---------------------------------------
      (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
       INCORPORATION OR ORGANIZATION)

      4121 INTERNATIONAL PARKWAY
      CARROLLTON, TX                                                           75007
   ----------------------------------------                                  ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                  (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:       972-307-5555

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

         As of November 29, 2000, the number of shares outstanding of the registrant's common stock is 8,960,816.

                                 GADZOOKS, INC.

                                    FORM 10-Q

                     For the Quarter Ended October 28, 2000


                                      INDEX


                                                                           PAGE
                                                                           ----

PART I.     FINANCIAL INFORMATION

      Item 1.    Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of                3
                 October 28, 2000 and January 29, 2000

                 Condensed Consolidated Statements of Income                4
                 for the Third Quarter and Nine Months Ended
                 October 28, 2000 and October 30, 1999

                 Condensed Consolidated Statements of Cash Flows for        5
                 the Nine Months Ended October 28, 2000 and
                 October 30, 1999

                 Notes to Consolidated Financial Statements                6-7

     Item 2.     Management's Discussion and Analysis                      8-11
                 of Financial Condition and Results of Operations

     Item 3.     Quantitative and Qualitative Disclosures                   11
                 About Market Risk

PART II.    OTHER INFORMATION                                               11

SIGNATURE PAGE                                                              12

INDEX TO EXHIBITS                                                         13-15

PART I - FINANCIAL INFORMATION

GADZOOKS, INC.
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)


                                                     OCTOBER 28,  JANUARY 29,
                                                        2000         2000
                                                     -----------  -----------
ASSETS

Current assets:
    Cash and cash equivalents                        $   7,179    $  18,643
    Accounts receivable                                  6,092        1,217
    Inventory                                           54,912       44,418
    Other current assets                                 3,514        2,149
                                                     ---------    ---------
                                                        71,697       66,427
                                                     ---------    ---------

Leaseholds, fixtures and equipment, net                 33,942       30,235
                                                     ---------    ---------
                                                     $ 105,639    $  96,662
                                                     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                 $  23,688    $  20,395
    Accrued expenses and other current liabilities       6,453        6,461
    Income taxes payable                                    --          911
                                                     ---------    ---------
                                                        30,141       27,767
                                                     ---------    ---------

Accrued rent                                             2,898        2,750
                                                     ---------    ---------

Shareholders' equity:
    Common stock                                            90           89
    Additional paid-in capital                          42,717       42,282
    Retained earnings                                   30,253       23,910
    Treasury stock                                        (460)        (136)
                                                     ---------    ---------
                                                        72,600       66,145
                                                     ---------    ---------
                                                     $ 105,639    $  96,662
                                                     =========    =========


   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(In thousands, except per share data)
(Unaudited)

                                                 THIRD QUARTER ENDED       NINE MONTHS ENDED
                                              ------------------------  ------------------------
                                              OCTOBER 28, OCTOBER 30,   OCTOBER 28,  OCTOBER 30,
                                                 2000       1999          2000          1999
                                              ----------  -----------   ----------   -----------
Net sales                                      $ 67,328    $ 56,202      $194,506      $165,131
Cost of goods sold including buying,
    distribution and occupancy costs             48,816      41,245       141,313       121,113
                                               --------    --------      --------      --------
        Gross profit                             18,512      14,957        53,193        44,018

Selling, general and administrative expenses     15,131      13,824        43,818        40,310
Provision for store closing costs                    --         405            --           405
                                               --------    --------      --------      --------
        Operating income                          3,381         728         9,375         3,303

         Interest income, net                       202         100           659           359
                                               --------    --------      --------      --------
         Income before income taxes               3,583         828        10,034         3,662

Provision for income taxes                        1,272         306         3,691         1,355
                                               --------    --------      --------      --------
         Net income                            $  2,311    $    522      $  6,343      $  2,307
                                               ========    ========      ========      ========

Net income per share
   Basic                                       $   0.26    $   0.06      $   0.71      $   0.26
                                               ========    ========      ========      ========
   Diluted                                     $   0.25    $   0.06      $   0.68      $   0.26
                                               ========    ========      ========      ========

Weighted average common shares outstanding
   Basic                                          8,894       8,919         8,912         8,906
                                               ========    ========      ========      ========
   Diluted                                        9,248       9,000         9,281         9,037
                                               ========    ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)

                                                                    NINE MONTHS ENDED
                                                               -------------------------
                                                                OCTOBER 28,  OCTOBER 30,
                                                                   2000         1999
                                                               ------------  -----------
Cash flows from operating activities:

Net income                                                       $  6,343     $  2,307
Adjustments to reconcile net income to cash
  used by operating activities:
     Loss on disposal of fixed assets                                 176          206
     Depreciation                                                   5,037        4,250
     Provision for store closing costs                                 --          405
     Changes in operating assets and liabilities                  (14,170)     (11,031)
                                                                 --------     --------
Net cash used in operating activities                              (2,614)      (3,863)
                                                                 --------     --------

Cash flows from investing activities:
     Capital expenditures, net                                     (8,962)      (5,995)
                                                                 --------     --------
Net cash used in investing activities                              (8,962)      (5,995)
                                                                 --------     --------

Cash flows from financing activities:
     Issuance of common stock                                         295           71
     Purchase of treasury stock                                      (424)        (213)
     Sale of treasury stock under employee stock purchase plan        241          112
                                                                 --------     --------
Net cash provided by (used in) financing activities                   112          (30)
                                                                 --------     --------

Net decrease in cash and cash equivalents                         (11,464)      (9,888)
Cash and cash equivalents at beginning of period                   18,643       16,353
                                                                 --------     --------
Cash and cash equivalents at end of period                       $  7,179     $  6,465
                                                                 ========     ========


   The accompanying notes are an integral part of these financial statements.

GADZOOKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 28, 2000 and January 29, 2000, and the results of operations and cash flows for the third quarter and nine months ended October 28, 2000 and October 30, 1999. The results of operations for the third quarter and nine months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated balance sheet as of January 29, 2000 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

      Fiscal year: The Company's fiscal year is the 52- or 53-week period that ends on the Saturday closest to the end of January. "Fiscal 2000" is the 53-week period ending February 3, 2001.

      Classification of Discounts on Employee Sales: The Company has historically recorded discounts related to the sale of merchandise to employees as a component of selling, general and administrative expenses ("SG&A"). Beginning with the second quarter of fiscal 2000, such discounts will be reported as a reduction of sales in all Company financial statements. As a result, gross profit will be reduced by the amount of the employee discounts each period, which will be totally offset by a like reduction in SG&A expenses. In order to maintain consistency and comparability between periods, employee discounts have been retroactively reflected as a reduction of sales for the quarter ended October 30, 1999 and nine months ended October 28, 2000 and October 30, 1999. The reclassification represents a change in income statement presentation only and has no impact on net income or earnings per share. Employee discounts totaled $320,000 and $308,000 for the third quarter ended October 28, 2000 and October 30, 1999, and $957,000 and $922,000 for the nine months ended October 28, 2000 and October 30, 1999, respectively.

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

2.    LONG-TERM OBLIGATIONS

      On June 1, 2000, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The Company pays commitment fees of 0.33% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, debt to equity, net income and fixed charge coverage minimums as well as certain other ratios customary in such agreements. Amounts available

GADZOOKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Unaudited)


      to borrow under the line of credit, as limited by the cash flow multiple, totaled $13.7 million at October 28, 2000. No borrowings (excluding letters of credit) were outstanding under the revolving line at October 28, 2000. Any amount borrowed under the revolving line of credit will become due on June 1, 2001, the date the credit agreement matures.

3.    PROVISION FOR STORE CLOSING COSTS

      During fiscal 1999, the Company decided to close eight stores that had been identified as under-performing and, as a result, recognized a $1.2 million pre-tax provision for costs related to closing the facilities and reflecting long-lived assets located at these stores at their respective estimated net realizable values. As of October 28, 2000, six of the eight stores had been closed with the remaining two slated for closure by the end of fiscal 2000. As of October 28, 2000, the costs related to the six stores already closed had been incurred. An analysis of the amounts charged against the accrual since January 29, 2000 is outlined in the table below (in thousands).

                               BALANCE AT        CURRENT PERIOD       BALANCE AT
                            JANUARY 29, 2000        ACTIVITY        OCTOBER 28, 2000
                            ------------------  -----------------  ------------------
Lease termination
costs and other                   $119                $ 41                $ 78
                                  ----                ----                ----
Total                             $119                $ 41                $ 78
                                  ====                ====                ====

      Sales of the stores closed or slated for closure were $195,957 and $659,434, and operating losses were ($21,016) and ($154,489) for the quarters ended October 28, 2000 and October 30, 1999, respectively. Sales of the stores closed or slated for closure were $617,878 and $2,298,120, and operating losses were ($58,109) and ($605,290) for the nine months ended October 28, 2000 and October 30, 1999, respectively.

4.    EARNINGS PER SHARE

      The following table outlines the Company's calculation of weighted average shares outstanding (in thousands):

                                                  QUARTER ENDED               NINE MONTHS ENDED
                                           -------------------------     ---------------------------
                                           OCTOBER 28,    OCTOBER 30,    OCTOBER 28,     OCTOBER 30,
                                               2000          1999           2000            1999
                                           -----------    ----------     ----------      -----------
      Weighted average common shares
      outstanding (basic)                      8,894           8,919          8,912           8,906
      Effect of dilutive options                 354              81            369             131
                                            --------       ---------      ---------       ---------

      Weighted average common and
      dilutive potential shares
      outstanding (diluted)                    9,248           9,000          9,281           9,037
                                            ========       =========      =========       =========

      The treasury stock method is used to determine dilutive potential common shares outstanding related to stock options. Options which, based on their exercise price, would be antidilutive are not considered in the treasury stock method calculation. Options excluded from the earnings per share calculation due to their antidilutive nature totaled 131,476 and 536,953 for the quarters ended October 28, 2000 and October 30, 1999, and 99,316 and 402,578 for the nine months ended October 28, 2000 and October 30, 1999, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

Gadzooks is a mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 14 and 18. As of October 28, 2000, the Company had opened 43 new stores and closed one store since the beginning of the fiscal year, and operated 368 stores in 35 states.

The Company's business is subject to seasonal influences with higher sales during the Christmas holiday, back-to-school and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.


RESULTS OF OPERATIONS

The third quarter ended October 28, 2000 compared to the third quarter ended October 30, 1999

      Net Sales

Net sales increased approximately $11.1 million, or 19.8 percent, to $67.3 million during the third quarter of fiscal 2000 from $56.2 million during the comparable quarter of fiscal 1999. The total Company sales increase was attributed to comparable store sales increases ($5.1 million) and to the 50 new stores not yet included in the comparable store sales base ($6.0 million). Comparable store sales increased 9.3 percent for the third quarter of fiscal 2000. The Company experienced comparable store sales increases in its juniors, unisex (t-shirts) and accessory categories, which more than offset decreases in its men's and footwear categories. The comparable store sales increase is due to several factors, including a greater concentration of brand-name merchandise, enhancements to the stores' appearance and visual merchandising changes. The overall increase in sales was due to an increase in unit sales, which was slightly offset by a decrease in retail prices. A store becomes comparable after it has been open for 14 full fiscal months.

      Gross profit

Gross profit increased approximately $3.5 million to $18.5 million during the third quarter of fiscal 2000 from $15.0 million during the comparable quarter of fiscal 1999. As a percentage of net sales, gross profit increased approximately 90 basis points to 27.5 percent from 26.6 percent for the comparable quarter of last year. The 90 basis point improvement was due to an increase in merchandise margins as a percentage of sales and decreases in buying, distribution and store occupancy costs as a percentage of sales. The increase in merchandise margins is primarily the result of reduced promotional activities during the period and the Company's expansion of its private label merchandise offerings, which generally provide for higher initial markups and better merchandise margins.

      Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $1.3 million to $15.1 million during the third quarter of 2000 from $13.8 million during the comparable quarter of fiscal 1999. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A decreased approximately 210 basis points to 22.5 percent during the third quarter of fiscal 2000 from 24.6 percent during the third quarter of last year. The decrease in the SG&A percentage is due primarily to the Company's ability to leverage corporate overhead and store costs as a result of the comparable store sales increase. In addition, the Company was able to leverage corporate overhead over its larger store base.

      Interest

The Company's net interest income increased $102,000 to $202,000 during the third quarter of fiscal 2000 from $100,000 in the comparable period of last year due primarily to higher average cash balances.

The nine months ended October 28, 2000 compared to the nine months ended October 30, 1999

      Net Sales

Net sales increased approximately $29.4 million, or 17.8 percent, to $194.5 million during the first nine months of fiscal 2000 from $165.1 million during the comparable period of fiscal 1999. The total Company sales increase was primarily attributed to comparable store sales ($16.9 million) and, to a lesser extent, the 50 new stores not yet included in the comparable store sales base ($12.5 million). Comparable store sales increased 10.5 percent for the first nine months of fiscal 2000. The Company experienced comparable store sales increases in all of its major categories except for footwear. The comparable store sales increase is due to several factors, including a greater concentration of brand-name merchandise, enhancements to the stores' appearance and visual merchandising changes. The overall increase in sales was due to an increase in unit sales, which was slightly offset by a decrease in retail prices.

      Gross profit

Gross profit increased approximately $9.2 million to $53.2 million during the first nine months of fiscal 2000 from $44.0 million during the comparable period of fiscal 1999. As a percentage of net sales, gross profit increased approximately 70 basis points to 27.4 percent from 26.7 percent for the comparable nine months of last year. The 70 basis point improvement was the result of decreases in buying, distribution and store occupancy costs as a percentage of sales, offset by slightly lower merchandise margins as a percentage of sales. The decreases in buying, distribution and store occupancy costs as a percentage of sales were due to the leveraging effect of the 10.5 percent year-to-date comparable store sales increase. The slight decline in merchandise margin as a percentage of sales was caused primarily by increased retail markdowns during the first six months of the year.

      Selling, general and administrative expenses

SG&A increased approximately $3.5 million to $43.8 million during the first nine months of 2000 from $40.3 million during the comparable nine months of fiscal 1999. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A decreased 190 basis points to 22.5 percent during the first nine months of fiscal 2000 from 24.4 percent during the comparable nine months of last year. The decrease in the SG&A percentage is due primarily to the Company's ability to leverage corporate overhead and store payroll costs as a result of the comparable store sales increase.

      Interest

The Company's net interest income increased $300,000 to $659,000 during the first nine months of fiscal 2000 from $359,000 in the comparable period of last year due primarily to higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

      General

The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations and cash and cash equivalents on-hand.

      Cash Flows

At October 28, 2000, cash and cash equivalents were $7.2 million, down $11.5 million since January 29, 2000. The Company's primary uses of cash so far this year are as follows: increased inventory levels of $10.5 million, capital expenditures of $9.0 million primarily for new or remodeled stores and outfitting some stores with loss prevention systems, an increase in accounts receivable of $4.9 million and a decrease in accounts payable of $3.3 million. The Company opened 43 new stores during the first nine months of 2000 as compared with 15 new stores in the same period of the prior year.

      Credit Facility

On June 1, 2000, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The Company pays commitment fees of 0.33% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, debt to equity, net income and fixed charge coverage minimums as well as certain other ratios customary in such agreements. Amounts available to borrow under the line of credit, as limited by the cash flow multiple, totaled $13.7 million at October 28, 2000. No borrowings (excluding letters of credit) were outstanding under the revolving line at October 28, 2000. Any amount borrowed under the revolving line of credit will become due on June 1, 2001, the date the credit agreement matures.

      Capital Expenditures

As of the filing date of this document, the Company has opened all 52 new stores scheduled for opening this year. Capital expenditures for the remainder of the year are estimated to be approximately $2.0 million to complete the new stores, update or remodel existing stores and to purchase and/or upgrade information systems.

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

Revenue recognition - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The SEC has extended the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Based on management's review of SAB 101 to date, the Company does not believe that the interpretations will materially affect the Company's current revenue recognition policies, and thus will not have a significant impact on its future results of operations or financial position.

Accounting for certain transactions involving stock compensation - In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)". FIN 44 clarifies the application of APB 25 for certain issues and was effective July 1, 2000. The adoption of the interpretation did not have a significant impact on the Company's financial statements.

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

PART II - OTHER INFORMATION

Items 1-5 - None

Item  6 - Exhibits and Reports on Form 8-K.
         (a)  See Index on Exhibits
         (b)  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                GADZOOKS, INC.
                                                 (Registrant)




DATE:  December 11, 2000      By:          /s/  JAMES A. MOTLEY
                                      -----------------------------------------
                                                James A. Motley
                                      Vice President/Chief Financial Officer
                                           (Chief Accounting Officer and
                                      Duly Authorized Officer of the Registrant)

                                INDEX TO EXHIBITS

EXHIBIT
   NO.                         DESCRIPTION OF DOCUMENTS
--------                       ------------------------
   3.1   -- Third Restated Articles of Incorporation of the Company (filed as
            Exhibit 4.1 to the Company's Form S-8 (No. 33-98038) filed with the
            Commission on October 12, 1995 and incorporated herein by
            reference).

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

  10.8 -- 1995 Non-Employee Director Stock Option Plan (filed as Exhibit 10.10 to the Company's Form S-1 (No. 33-00196) filed with the Commission on January 9, 1996 and incorporated herein by reference).

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

  10.25  -- Management Services Agreement by and between Gadzooks Management,
            L.P. and Gadzooks, Inc. dated June 28, 2000 (filed as Exhibit 10.25 in the Company's Quarterly Report on Form 10-Q filed with the Commission on September 12, 2000 and incorporated herein by reference).

  10.26  -- Lease and Occupancy Agreement between Gadzooks, Inc. and Gadzooks
            Management, L.P. dated June 28, 2000 (filed as Exhibit 10.26 to the
            Company's Quarterly Form 10Q filed with the Commission on September
            12, 2000 and incorporated herein by reference).

  10.27  -- Amendment No. 7 to the Gadzooks, Inc. 1992 Incentive and
            Nonstatutory Stock Option Plan dated as of March 30, 2000 (filed as
            Exhibit 4.9 to the Company's Form S-8 (No. 333-48350) filed with the
            Commission on October 20, 2000 and incorporated herein by reference).

  10.28 -- Amendment No. 1 to the Gadzooks, Inc. Employee Stock Purchase Plan dated as of March 30, 2000 (filed as Exhibit 4.11 to the Company's form S-8 (No. 333-48350) filed with the Commission on October 20,
            2000 and incorporated herein by reference).

  22     -- Definitive Proxy statement pursuant to Section 14(a) of the
            Securities Exchange Act of 1934 (filed with the Commission on May
            12, 2000 and incorporated herein by reference).

  27*    -- Financial Data Schedule.

--------------
* Filed herewith (unless otherwise indicated, exhibits are previously filed).