Form 10-K
period 2001-02-03
GADZOOKS INC
filed 2001-04-30
CIK 924140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  For Annual and Transition Reports Pursuant to
                     Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

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

                               TITLE OF EACH CLASS
                               -------------------

                          Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of Common Stock held by non-affiliates of the registrant on April 27, 2001 was approximately $172,684,155. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

     On April 27, 2001, the registrant had 9,029,957 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II incorporates information by reference from the registrant's Annual Report to Shareholders for the fiscal year ended February 3, 2001, filed herewith as Exhibit 13.

     Part III incorporates information by reference from the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

     Gadzooks, Inc. and its wholly owned subsidiaries (the "Company" or "Gadzooks") is a mall-based specialty retailer of casual apparel and related accessories for young men and women, principally between the ages of 14 and 18. At the end of fiscal 2000, the Company operated 375 stores in both metropolitan and middle markets in 36 states. The Company opened 52 new stores and closed three stores during fiscal 2000. In addition, the Company plans to open approximately 50-60 new stores in fiscal 2001, 17 of which were opened as of April 11, 2001.

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

     The Company was incorporated in Texas in 1982. Its executive offices are located at 4121 International Parkway, Carrollton, Texas 75007, and its telephone number is (972) 307-5555.

BUSINESS STRATEGY

     The Company is a leading retailer of brand name casual apparel and related accessories for teenagers. The principal elements of the Company's business strategy are:

     o Focus on both Male and Female Teenage Customers. The Gadzooks' concept focuses on providing fashionable casual apparel and accessories to both male and female teenage customers. By offering merchandise for both sexes, Gadzooks believes that it serves a broader customer base than some of its specialty store competitors, thereby reducing the potential fashion risk of concentrating on one gender exclusively.

     o Multiple Merchandise Categories. A key component of the Company's merchandising strategy is to reduce its dependence on any one fashion, style, brand or item by offering products in a broad range of categories. Each Gadzooks store carries approximately 2,600 stock-keeping units or "SKUs" (excluding different sizes of the same item), including woven and knit tops, jeans, shorts, junior dresses, swimwear, t-shirts, footwear, sunglasses, watches, jewelry and other accessory items. The Company regularly monitors store sales by classification, style, vendor and size to identify emerging fashion trends, and manages the product mix in its stores to respond to the spending patterns of its customers. The Company believes that its success to date has been largely attributable to its ability to meet the changing fashion preferences of its customers.

     o Emphasis on Brand Name Merchandise. Another key feature of the Company's merchandising strategy is to offer a wide variety of popular brand name merchandise based on its belief that its customers shop primarily for recognized labels and designs. The Company's merchandise includes high visibility names such as ECKO, Billabong, Fox, Hurley, Candie's, DKNY Jeans, Todd Oldham and others. The Company concentrates on merchandise that appeals to the mainstream teenager, rather than relying on "cutting edge" products. The Company believes that this strategy is consistent with its philosophy of responding to its customers' fashion preferences as opposed to attempting to establish fashion trends.

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

     o Entertaining Store Environment. The Company believes that its stores are visually appealing and provide a fun and enjoyable shopping experience for its customers. Gadzooks' stores are designed to create a high energy, fun environment using television monitors featuring popular music videos, mannequins and creative, eye-catching signage. The Company's signature Volkswagen Beetle is a feature attraction in the stores. The Company believes that its entertaining store design encourages customers to visit the stores more frequently and to shop in the stores for longer periods of time. While Gadzooks' stores are designed to appeal primarily to the teenage customer, the Company also strives to create a shopping environment that is comfortable for adults.

     o Investment in Systems and Personnel. The Company is committed to investing in information systems and using current technology to help execute its merchandising strategy. The Company's systems provide its buyers and merchandise planners with daily sales and inventory information by store, style, vendor and size, allowing Gadzooks to respond to changing customer preferences and to stock the appropriate quantities and styles of merchandise at each store. The Company is also committed to attracting and retaining highly-qualified, service-oriented management and sales associates and providing them with career advancement opportunities. The corporate culture at Gadzooks promotes the open exchange of new ideas and information between all levels of the Company, thereby enabling management to supplement the data from its information systems with the practical experience of its employees.

     o Distribution Capabilities. The Company believes that its 207,000 square-foot facility in the Dallas area can support the merchandising needs of about 500 stores, providing for the Company's continued store expansion for the next few years. The Company believes the distribution center is a critical element in its future growth plans.

STORE LOCATIONS

     As of March 30, 2001, the Company operated 383 stores in 36 states. The Company's existing stores are located in metropolitan markets such as Dallas, Chicago, Atlanta, Boston and Kansas City, as well as middle markets such as Amarillo, Texas; Tupelo, Mississippi; and Roanoke, Virginia. The following lists the Company's stores by city and state.

         ALABAMA                    IOWA               MISSISSIPPI              OKLAHOMA             TEXAS - CONT.
        Huntsville              Cedar Falls              Biloxi               Bartlesville              Sherman
          Mobile              Cedar Rapids (2)         Hattiesburg                Enid                  Temple
        Montgomery             Council Bluffs            Jackson                 Lawton                Texarkana
          Oxford                 Davenport              Meridian                Muskogee                 Tyler
         ARKANSAS              Des Moines (3)            Tupelo                  Norman                Victoria
       Fayetteville               Dubuque               MISSOURI           Oklahoma City (4)             Waco
        Fort Smith               Fort Dodge          Cape Girardeau             Shawnee              Wichita Falls
        Jonesboro                Iowa City              Columbia               Tulsa (3)                 UTAH
     Little Rock (2)             Sioux City          Jefferson City           PENNSYLVANIA        Salt Lake City (2)
         COLORADO                 Waterloo               Joplin                 Altoona                VIRGINIA
        Denver (3)                 KANSAS            Kansas City (3)              Erie              Charlottesville
         FLORIDA                    Hays               Springfield           Harrisburg (2)           Chesapeake
      Daytona Beach              Hutchinson           St. Louis (3)            Johnstown            Christiansburg
   Fort Lauderdale (3)          Kansas City             NEBRASKA               Lancaster               Danville
        Fort Myers               Manhattan            Grand Island               Muncy              Fredericksburg
    Fort Walton Beach              Salina                Lincoln            Philadelphia (2)         Harrisonburg
       Gainesville                 Topeka               Omaha (2)            Pittsburgh (6)            Lynchburg
     Jacksonville (2)           Wichita (2)           NEW HAMPSHIRE             Scranton             Newport News
       Jensen Beach               KENTUCKY             Manchester            State College              Norfolk
         Lakeland                 Ashland                 Salem               Wilkes-Barre              Roanoke
      Merritt Island           Bowling Green           NEW JERSEY             RHODE ISLAND          Virginia Beach
          Miami                Elizabethtown      Deptford/Philadelphia        Providence         Washington, DC (3)
          Naples            Florence/Cincinnati         Freehold             SOUTH CAROLINA           Winchester
       Orlando (4)               Lexington             Livingston            Charleston (2)          WEST VIRGINIA
       Panama City             Louisville (2)         Mays Landing            Columbia (2)             Bluefield
        Pensacola                Owensboro                Wayne                 Florence              Bridgeport
      Port Charlotte              Paducah              NEW MEXICO              Greenville             Charleston
         Sarasota                LOUISIANA           Albuquerque (2)          Myrtle Beach            Huntington
       Tallahassee               Alexandria            Las Cruces             Spartanburg             Morgantown
        Tampa (4)             Baton Rouge (2)           Santa Fe              SOUTH DAKOTA            Mount Hope
     West Palm Beach               Houma                NEW YORK               Rapid City             Parkersburg
         GEORGIA                 Lafayette             Albany (2)             Sioux Falls              WISCONSIN
          Athens                Lake Charles          Rochester (3)            TENNESSEE               Appleton
       Atlanta (8)                 Monroe             Syracuse (2)          Chattanooga (2)           Eau Claire
         Augusta              New Orleans (3)        NORTH CAROLINA           Clarksville              Green Bay
          Macon         Shreveport/Bossier City (2)       Cary                  Jackson                LaCrosse
           Rome                   MARYLAND            Charlotte (2)           Johnson City            Madison (2)
         Savannah              Baltimore (2)             Concord               Kingsport             Milwaukee (3)
          IDAHO                  Frederick            Fayetteville           Knoxville (2)              Wausau
          Boise                MASSACHUSETTS           Greensboro             Memphis (3)
         ILLINOIS                Boston (5)            Greenville            Nashville (3)
       Bloomington                MICHIGAN               Hickory                 TEXAS
        Carbondale               Ann Arbor             High Point               Abilene
        Champaign               Battle Creek       Raleigh-Durham (2)           Amarillo
       Chicago (13)             Detroit (5)            Wilmington              Austin (2)
Fairview Heights/St. Louis         Flint              Winston-Salem             Beaumont
          Moline              Grand Rapids (2)            OHIO                Brownsville
          Peoria                  Holland                 Akron             College Station
         Rockford                 Jackson            Cincinnati (2)          Corpus Christi
       Springfield                Lansing             Cleveland (4)      Dallas/Fort Worth (11)
         INDIANA                   Monroe               Columbus                 Denton
       Bloomington               Port Huron            Dayton (2)             El Paso (2)
         Elkhart                  Portage                Findlay               Harlingen
        Evansville                Saginaw                 Heath               Houston (12)
        Fort Wayne             Traverse City            Lancaster               Killeen
     Indianapolis (2)            MINNESOTA                Lima                   Laredo
        Lafayette                  Duluth               Mansfield               Longview
       Merrillville               Mankato           New Philadelphia            Lubbock
          Muncie          Minneapolis/St. Paul (5)        Piqua                  Lufkin
        South Bend               St. Cloud              Sandusky                McAllen
       Terre Haute                                   St. Clairsville       Midland/Odessa (2)
                                                         Toledo               Port Arthur
                                                  Youngstown/Niles (2)         San Angelo
                                                       Zanesville           San Antonio (5)

EXPANSION STRATEGY

     The following table provides a history of the Company's store expansion program over the past five fiscal years.

                                                                                Fiscal Year
                                                          2000        1999         1998         1997        1996
                                                          ----        ----         ----         ----        ----
Number of stores open at beginning of period               326         312          250          183         126
Number of new stores opened                                 52          19           63           67          57
Number of stores closed                                      3           5            1           --          --
                                                           ---         ---          ---          ---         ---
Number of stores open at end of period                     375         326          312          250         183
                                                           ===         ===          ===          ===         ===

     The Company's expansion strategy for fiscal 2001 is to continue to open stores in enclosed shopping malls in both metropolitan and middle markets. The Company expects to open approximately 50-60 new stores during fiscal 2001, 17 of which have been opened as of April 11, 2001. The Company believes that the broad appeal of the Gadzooks' concept enables it to operate successfully in diverse geographic and demographic markets, thereby increasing the total number of potential sites available to the Company.

     The Company typically expands from existing markets into contiguous new markets and attempts to cluster its stores within a market area in order to achieve management and operating efficiencies and to enhance its name recognition. In fiscal 2001, the Company will open its first store on the west coast with several new stores in the state of Washington. The Company closed three under-performing stores during fiscal 2000 and analyzes stores for potential closing from time to time.

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

MERCHANDISING

     The Company's merchandising strategy is to provide a wide range of brand name casual apparel and related accessories that reflect the fashion preferences of young men and women principally between the ages of 14 and 18. Each store typically carries an inventory of approximately 2,600 SKUs.

     The Company's merchandise includes highly visible names such as ECKO, Billabong, Fox, Hurley, Candie's, DKNY Jeans, Todd Oldham and others. The Company concentrates on merchandise that appeals to the mainstream teenager rather than relying on "cutting edge" products. The Company believes that this strategy is consistent with its philosophy of responding to its customers' fashion preferences as opposed to attempting to establish fashion trends.

     The Company classifies all of its merchandise into one of five categories as follows:

             o Juniors:                      The Juniors category includes
                                             casual sportswear separates
                                             designed for fashion-current
                                             teenage girls, such as knit tops,
                                             woven shirts and vests, denim,
                                             dresses and swimwear. Key brands in
                                             this category include Candie's,
                                             DKNY Jeans, ECKO, Todd Oldham and
                                             Mudd.

             o Young Mens:                   The Young Mens category includes
                                             casual sportswear separates
                                             reflecting current fashion trends,
                                             such as woven and knit tops and
                                             bottoms made of denim and other
                                             fabrics. Key brands in this
                                             category include ECKO, Billabong,
                                             Fox, Hurley and Todd Oldham.

             o Accessories:                  The Accessories category includes a
                                             variety of male, female and unisex
                                             accessories including sunglasses,
                                             watches, wallets, hair accessories,
                                             backpacks, necklaces, hats and
                                             other accessories. Key brands in
                                             this category include ECKO, Fossil
                                             and Candie's.

             o Unisex t-shirts:              The Unisex category consists of
                                             t-shirts with logos containing
                                             current topics and humorous designs
                                             and phrases. This category includes
                                             merchandise from various vendors,
                                             as well as a small selection of
                                             Company-designed products.

             o Footwear:                     The Company offers a limited
                                             selection of male, female and
                                             unisex footwear including sandals
                                             and active footwear. Key brands in
                                             this category include Candie's,
                                             Soap and ECKO.

     The following table sets forth the Company's merchandise by category as an approximate percentage of net sales:

                                                                 Fiscal Year
                                                         2000        1999       1998
                                                         ----        ----       ----
         Juniors ................................         38%         34%        32%
         Young Mens .............................         27          30         29
         Accessories ............................         17          16         17
         Unisex t-shirts ........................         12          11         12
         Footwear ...............................          6           9         10
                                                         ---         ---        ---
                                                         100%        100%       100%
                                                         ---         ---        ---

     By offering products in multiple categories, the Company is able to shift its merchandise emphasis among and within its core categories to respond to changing customer preferences. The Company expects to continue to adjust its emphasis in particular categories in response to changing fashion trends and, therefore, its merchandise mix may vary slightly from time to time.

     In an effort to keep the stores fresh and exciting, the Company's visual merchandising department, in conjunction with the marketing and buying staff, provides specific floor sets and merchandising ideas to the stores and regularly instructs district and store managers on the creative display of merchandise. The merchandise presentation in the stores is significantly changed three times each year to highlight specific merchandise for each of the Company's three peak selling seasons and to maintain a current look. In addition, the Company maintains a constant flow of new merchandise to the stores through shipments from its distribution center on a daily basis to encourage our customers to frequently visit its stores. To reduce the risk associated with the introduction of new products, the Company tests certain products in selected stores before determining if it will purchase the product for a broader group of stores.

PURCHASING

     The Company's purchasing staff consists of a chief merchandising officer, divisional merchandising managers, buyers and assistant buyers. The chief merchandising officer and the buyers analyze current fashion directions by visiting major fashion markets, maintaining close relationships with the Company's vendors and utilizing focus groups in order to identify styles and trends. In addition, the Company's buyers attend concerts and other events attended by teenagers. The chief merchandising officer, divisional merchandising managers and the buyers regularly monitor merchandise flow through the stores and strive to maintain the appropriate merchandise mix to meet customer demand.

     Due to changes in fashion trends and seasonality, the Company purchases merchandise from numerous vendors throughout the year. During fiscal 2000, the Company did business with approximately 725 vendors. No single vendor accounted for more than 10% of merchandise purchases. Gadzooks believes that strong vendor relationships are important to the growth and success of the Company.

     In addition, the Company has added private label merchandise to its product line. Misdemeanor has been established for the junior's category, and Epidemic and Decibel have been established for the young men's category.

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

     In May 1997, the Company relocated its headquarters to a 207,000 square foot site in the Dallas metropolitan area, which includes a distribution facility and the Company's corporate offices. Vendors deliver merchandise to this facility, where it is inspected, entered into the Company's computer system, ticketed (to the extent that it was not pre-ticketed by the vendor), allocated to stores and boxed for distribution to the Company's stores. Merchandise is typically shipped to stores daily, providing Gadzooks' stores with a steady flow of new merchandise. For certain key products, the Company maintains a backstock at its distribution center that is allocated and distributed to the stores through an automated replenishment system.

STORE OPERATIONS

     Gadzooks stores are open seven days a week during normal mall hours. The Company's store operations are managed by a vice president of store operations, regional sales managers and district sales managers, who generally have responsibility for 7 to 10 stores within a geographic district. Individual stores are managed by a store manager and two assistant store managers. A typical store has 6 to 12 part-time sales associates, depending on the season. Gadzooks compensates its district and store managers with a base salary and performance bonuses, based on store sales and shrink results. In addition, stock options are granted to district sales managers and above at the time they assume their position, with additional grants each year thereafter. Sales associates are compensated on an hourly basis.

     The Company believes that its continued success is dependent in part on its ability to attract, retain and motivate quality employees. In particular, the success of the Company's store expansion program will be dependent on its ability to promote and/or recruit qualified district and store management. The Company has an established training program for future district sales managers. Store managers, many of whom are selected from among the Company's assistant managers, currently complete a one-week training program with a designated training store manager before taking responsibility for a store. The hiring and training of new sales associates are the responsibility of store managers, and the Company has established training and operations manuals to assist them in this process.

     Management considers its employees' knowledge of the Company's customers and merchandise to be significant to its marketing approach and customer satisfaction. While all Gadzooks store employees are responsible for the general appearance of the store and merchandise presentation, the Company's major emphasis in training its store employees is to give priority to customer service and assistance. Sales associates regularly act as greeters, meeting customers as they enter the store and offering assistance. The Company trains its sales associates to inform the customer about new fashion trends and to suggest merchandise that suits the customer's wardrobe and lifestyle needs. The Company monitors customer service at the store level through various programs, including unannounced visits to the stores by store operations personnel and by regularly reviewing and responding to customer feedback.

STORE ENVIRONMENT

     The Company believes that its stores are visually appealing and provide a fun and enjoyable shopping experience for its customers. Gadzooks stores are designed to create a high energy, fun environment using television monitors featuring popular music videos, mannequins and creative, eye-catching signage. A standard feature in all stores is the Company's signature Volkswagen Beetle. The Company typically displays a significant amount of merchandise on the walls of the store, with male merchandise along one side and female merchandise along the other. In the center of the store, lower fixtures are used to display merchandise in order to maintain an open feeling. Stores typically feature large windows along the mall which provide an open view of the entire store to mall traffic and are merchandised to draw customers into the store. While Gadzooks stores are designed to appeal primarily to the teenage customer, the Company also strives to create a shopping environment that is comfortable for adults.

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

     The Company's merchandising, distribution and accounting software system was installed in late 1993, and the point-of-sale software system was installed during the second quarter of fiscal 1995. The Company believes that its current management information and control systems are adequate to support the Company's planned expansion, but regularly evaluates its systems to determine when upgrades or replacements are needed. In 1999, the Company significantly upgraded its information technology infrastructure network to support many ongoing initiatives. The Company implemented enhanced planning and allocation systems in fiscal 2000. The Company is currently implementing a new financial system and expects it to be operational by the end of the second quarter of fiscal 2001. Additionally, the Company has signed a contract to license new point-of-sale, merchandising and distribution systems to be installed and implemented over the course of the next three years.

ADVERTISING AND PROMOTION

     The Company relies primarily on mall traffic, the enthusiasm of its sales associates and existing customers, highly visible store locations and eye-catching signage to attract new customers to the stores. The Company has generally found this approach to be more cost effective than more traditional media advertising. The Company plans the opening of new stores to coincide with peak shopping seasons and mall grand openings when customer traffic is greater. The Company also uses promotions to generate repeat visits to its stores and advertises to a limited extent in national magazines, such as Seventeen and Teen People, in partnership with certain of its vendors. The Company also benefits from advertising by its vendors, especially where Gadzooks is listed as a retailer of their products. During 2000, the Company created a website that features music videos, animation, interactive games and promotions to capture the attention of teenagers and attract them to the stores. The Company has also been active in sponsoring concerts and other teen-related promotional events.

TRADEMARKS

     The Company has registered on the Principal Register of the United States Patent and Trademark Office "Gadzooks" (in various formats) and "Gaditude" and has currently pending registration for "Decibel," "Epidemic" and "Misdemeanor." Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States.

COMPETITION

     The teenage retail apparel and accessories industry is highly competitive. The Company competes with other retailers for customers, suitable retail locations and qualified management personnel. Gadzooks currently competes with traditional department stores, with national specialty chains such as Old Navy and certain divisions of The Limited, with numerous other teen retailers such as American Eagle Outfitters, The Buckle, Abercrombie & Fitch, Pacific Sunwear and Wet Seal, and with local specialty stores in certain markets, and to a lesser extent, with mass merchandisers and companies providing shopping sites via the internet. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. The principal competitive factors in the Company's business are fashion, merchandise selection, customer service, price and store location.

EMPLOYEES

     On March 31, 2001, the Company had 1,409 full-time employees and 3,043 part-time employees. Of the Company's 4,452 employees, 146 were corporate personnel, 97 were distribution center employees and 4,209 were store employees. The number of part-time employees varies with seasonal needs. None of the Company's employees is covered by a collective bargaining agreement. The Company seeks to create a casual and supportive working environment and believes its employee relations to be excellent.

                                  RISK FACTORS

     This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21F of the Securities Exchange Act of 1934. When used in this report, words such an "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to fluctuations in store sales results, changes in economic conditions, fluctuations in quarterly results and other factors described under the "Risk Factors" section. Such statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this paragraph.

GROWTH STRATEGY:  FUTURE OPERATING RESULTS

     The Company's net sales have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, increases in comparable store sales. The Company intends to continue its growth strategy by opening new stores for the foreseeable future, and its future operating results will depend, to a certain degree, upon its ability to open and operate new stores successfully and to manage a larger business profitably. The Company anticipates opening approximately 50-60 new stores during fiscal 2001. In the future, the Company plans to enter new markets in various regions of the United States. Expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing markets. As an additional part of its growth strategy, the Company has occasionally analyzed the acquisition of other retailers that serve the Company's target customers and may consider such acquisitions again in the future. Except for a limited number of stores acquired from former franchisees, the Company has never made any such acquisitions and does not currently have agreements in place for any in the future. There can be no assurance that the operations of any acquired entities could be successfully integrated with the Company's existing operations or that the combined business would be profitable.

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

     The Company anticipates that it will spend approximately $13.0 million for capital expenditures in fiscal 2001, which will include the opening of approximately 50-60 new stores and the remodeling of seven existing stores. The actual costs that the Company will incur in connection with opening new stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, store size and the extent of the build-out required at the selected site. The Company believes that its existing cash balances, cash generated from operations and funds available under the Company's revolving line of credit will be sufficient to fund its expansion requirements through at least fiscal 2001. The Company cannot give assurance that it will not be required to seek additional sources of funds for such expansion.

FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS

     A variety of factors affect the Company's comparable store sales results, including economic conditions, fashion trends, the retail sales environment, sourcing and distribution of products and the Company's ability to execute its business strategy efficiently. The Company's quarterly comparable store sales results have varied significantly in the past. The Company's comparable store sales results were (3.3%), 6.5%, 4.6% and 11.3% in the first, second, third and fourth quarters of fiscal 1999, respectively, and 17.1%, 5.7%, 9.3% and 1.7% in the first, second, third and fourth quarters of fiscal 2000, respectively. The Company has recorded comparable store sales decreases in past months, quarters and years, and cannot give assurance that such decreases for any particular month, quarter or fiscal year will not occur in the future. The Company's comparable store sales results could cause the price of the Common Stock to fluctuate substantially.

CHANGES IN FASHION TRENDS

     The Company's profitability is largely dependent upon its ability to anticipate the fashion tastes of its customers and to provide merchandise that appeals to their preferences in a timely manner. The fashion tastes of the Company's customers may change frequently. The Company's failure to anticipate, identify or react appropriately to changes in styles, trends or brand preferences could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on the Company's operating results, comparable store sales results and image with its customers. See "Business -- Merchandising."

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

DEPENDENCE ON KEY VENDORS

     The Company's business depends on its ability to purchase current season, brand name apparel in sufficient quantities at competitive prices. The inability or failure of key vendors to supply the Company with adequate quantities of desired merchandise, the loss of one or more key vendors or a material change in the Company's current purchase terms could have a material adverse effect on the Company's business. Many of the Company's smaller vendors have limited resources, production capacities and operating histories, and many have limited the distribution of their merchandise in the past. The Company has no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that the Company will be able to acquire desired merchandise in sufficient quantities on terms acceptable to the Company in the future. During the Company's 2000 fiscal year, no single vendor accounted for more than 10% of the Company's merchandise purchases. See "Business -- Merchandising" and "Business -- Purchasing."

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends largely on the efforts and abilities of senior management. The loss of the services of any member of senior management could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's existing management team will be able to manage the Company or its growth or that the Company will be able to retain current and attract additional qualified personnel as needed in the future.

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

ANTI-TAKEOVER MATTERS

     The Company's Restated Articles of Incorporation and its Bylaws contain provisions that may have the effect of delaying, deterring or preventing a takeover of the Company that shareholders may consider to be in their best interests. The Company's Restated Articles of Incorporation and Bylaws provide for a classified Board of Directors serving staggered terms of three years, the prohibition of shareholder action by written consent in certain circumstances and certain "fair price provisions.." Additionally, the Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock having such rights, preferences and privileges as designated by the Board of Directors without shareholder approval.

     The Company has adopted a Shareholder Rights Plan, which is intended to deter an unfriendly takeover of the Company and to help ensure that current shareholders receive fair value upon the sale of their stock to another party seeking control of the Company. See "Notes to Consolidated Financial Statements
- Note 12 Shareholder Rights Plan," located on page 25 of the Registrant's 2000 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such Notes to Consolidated Financial Statements are incorporated herein by reference.

ITEM 2.  PROPERTIES.

     All of the existing stores are leased by the Company, with lease terms (excluding renewal option periods exercisable by the Company at escalating rents) expiring between April 2001 and July 2011. The leases for most of the existing stores are for terms of ten years and provide for contingent rent based upon a percent of sales in excess of specified minimums.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information in response to Item 5 is contained in the section entitled "Corporate Information - Share Price Data" located on page 27 of the registrant's 2000 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial and operating data in response to Item 6 is contained in the section entitled "Selected Financial Data," located on page 11 of the registrant's 2000 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information in response to Item 7 is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," located on pages 12 to 15 of the registrant's 2000 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such information is incorporated herein by reference.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information in response to Item 8 is contained in the registrant's 2000 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such information is incorporated herein by reference. A cross-reference for location of the requested information is below.

                                                                                            PAGE NUMBER(S) IN
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                  ANNUAL REPORT*
-------------------------------------------                                                 ------------------
Unaudited Quarterly Financial Data..............................................................   14
Consolidated Balance Sheets at February 3, 2001 and January 29, 2000............................   16
Consolidated Statements of Income for the Years Ended February 3, 2001,
      January 29, 2000, and January 30, 1999....................................................   17
Consolidated Statements of Shareholders' Equity for the Years Ended February 3, 2001,
      January 29, 2000, and January 30, 1999....................................................   18
Consolidated Statements of Cash Flows for the Years Ended February 3, 2000,
      January 29, 2000, and January 30, 1999....................................................   19
Notes to Consolidated Financial Statements...................................................... 20 - 25
Report of Independent Accountants...............................................................   26
Corporate Information...........................................................................   27


* The indicated pages of the Company's 2000 Annual Report to Shareholders are filed as Exhibit 13 to this Report. Exhibit 13 is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The financial statements as cross-referenced in Item 8 of this Report, together with the report thereon of PricewaterhouseCoopers LLP dated March 8, 2001, appearing in the accompanying 2000 Annual Report to Shareholders are incorporated by reference in this Report. With the exception of the aforementioned information and information incorporated in Items 5, 6 and 7, the 2000 Annual Report to Shareholders is not deemed filed as part of this Report.

     2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.  Exhibits included or incorporated herein:

         See Exhibit Index.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GADZOOKS, INC.



Date:  April 30, 2001                        By  /s/ Gerald R. Szczepanski
                                                 ------------------------------
                                                    Gerald R. Szczepanski
                                                    Chairman of the Board and
                                                      Chief Executive Officer

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

                  Signature                                             Title                             Date
                  ---------                                             -----                             ----

/s/ Gerald R. Szczepanski                                 Chairman of the Board, and  Chief         April 30, 2001
-------------------------------------------               Executive Officer (Principal
            Gerald R. Szczepanski                         Executive Officer)

/s/ James A. Motley                                       Vice President, Chief Financial           April 30, 2001
-------------------------------------------
               James A. Motley                            Officer, and Secretary (Principal
                                                          Financial and Accounting Officer)

/s/ G. Michael Machens                                    Director                                  April 30, 2001
-------------------------------------------
             G. Michael Machens

/s/ Robert E.M. Nourse                                    Director                                  April 30, 2001
-------------------------------------------
             Robert E.M. Nourse

/s/ Ron G. Stegall                                        Director                                  April 30, 2001
-------------------------------------------
               Ron G. Stegall

/s/ Lawrence H. Titus, Jr.                                Director                                  April 30, 2001
-------------------------------------------
           Lawrence H. Titus, Jr.

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                       DESCRIPTION OF DOCUMENTS
  -------                     ------------------------
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

     4.2   -- Rights Agreement dated as of September 3, 1998 between the
              Company and Mellon Investor Services, L.L.C. (filed as Exhibit 1 to the Company's Form 8-A filed with the Commission on September
              4, 1998 and incorporated herein by reference).

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

    10.22 -- Severance Protection Agreement dated January 5, 1998 between the Company and James F. Wimpress (filed as Exhibit 10.22 to the
              Company's 1999 Annual Report on Form 10-K filed with the
              Commission on April 26, 2000 and incorporated herein by reference).

    10.23 -- Severance Protection Agreement dated January 11, 1999 between the Company and Paula Y. Masters (filed as Exhibit 10.23 to the
              Company's 1999 Annual Report on Form 10-K filed with the
              Commission on April 26, 2000 and incorporated herein by reference).

    10.24  -- Amendment No. 3 to the Credit Agreement between the Company and
              Wells Fargo Bank (Texas) National Association dated June 1, 2000
              (filed as Exhibit 10.24 to the Company's Quarterly Report on Form
              10-Q filed with the Commission on June 13, 2000 and incorporated herein by reference).

    10.25  -- Management Services Agreement by and between Gadzooks Management,
              L.P. and Gadzooks, Inc. dated June 28, 2000 (filed as Exhibit
              10.25 in the Company's Quarterly Report on Form 10-Q filed with the Commission on September 12, 2000 and incorporated herein by reference).

    10.26  -- Lease and Occupancy Agreement between Gadzooks, Inc. and Gadzooks
              Management, L.P. dated June 28, 2000 (filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 12, 2000 and incorporated herein by reference).

    10.27  -- Amendment No. 7 to the Gadzooks, Inc. 1992 Incentive and
              Nonstatutory Stock Option Plan dated as of March 30, 2000 (filed as Exhibit 4.9 to the Company's Form S-8 (No. 333-48350) filed with the Commission on October 20, 2000 and incorporated herein by reference) and incorporated herein by reference).

    10.28 -- Amendment No. 1 to the Gadzooks, Inc. Employee Stock Purchase Plan dated as of March 30, 2000 (filed as Exhibit 4.11 to the Company's
              Form S-8 (No. 333-48350) filed with the Commission on October 20,
              2000 and incorporated herein by reference).

    13*    -- Pages 11-27 of the Company's 2000 Annual Report to Shareholders.

    21*    -- List of Subsidiaries

    23*    -- Consent of PricewaterhouseCoopers LLP.

    24*    -- Power of Attorney (included on signature page of this report).

* Filed herewith (unless otherwise indicated, exhibits are previously filed).