Form 10-Q
period 2001-05-05
GADZOOKS INC
filed 2001-06-18
CIK 924140

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

                    FOR THE QUARTERLY PERIOD ENDED MAY 5, 2001

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-26732

                                 GADZOOKS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                  74-2261048
   ---------------------------------------    -------------------------------
      (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION
      INCORPORATION OR ORGANIZATION)                     NUMBER)

      4121 INTERNATIONAL PARKWAY
      CARROLLTON, TX                                       75007
   ---------------------------------------    -------------------------------
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

         As of June 14, 2001, the number of shares outstanding of the registrant's common stock is 9,111,098.

                                 GADZOOKS, INC.

                                    FORM 10-Q

                        For the Quarter Ended May 5, 2001

                                      INDEX




                                                                                                  PAGE
                                                                                                  ----


PART I.           FINANCIAL INFORMATION


         Item 1.         Financial Statements

                         Condensed Consolidated Balance Sheets
                         as of May 5, 2001 and February 3, 2001                                      3

                         Condensed Consolidated Statements of Income for the
                         First Quarter Ended May 5, 2001 and April 29, 2000                          4

                         Condensed Consolidated Statements of Cash Flows for the
                         First Quarter Ended May 5, 2001 and April 29, 2000                          5

                         Notes to Consolidated Financial Statements                                6-7

        Item 2.          Management's Discussion and Analysis
                         of Financial Condition and Results of Operations                         8-10


        Item 3.          Quantitative and Qualitative Disclosures About                             10
                         Market Risk



PART II.          OTHER INFORMATION                                                                 10

SIGNATURE PAGE                                                                                      11

INDEX TO EXHIBITS                                                                                12-14

PART I - FINANCIAL INFORMATION


GADZOOKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)


                                                           MAY 5,           FEBRUARY 3,
                                                            2001               2001
                                                        ------------       ------------
ASSETS
Current assets:
    Cash and cash equivalents                           $     14,220       $     20,284
    Accounts receivable                                        3,005              3,126
    Inventory                                                 56,802             55,942
    Other current assets                                       1,779              1,956
                                                        ------------       ------------
                                                              75,806             81,308
                                                        ------------       ------------

Leaseholds, fixtures and equipment, net                       37,675             36,026
Deferred tax assets                                            1,460              1,460
                                                        ------------       ------------
                                                        $    114,941       $    118,794
                                                        ------------       ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $     18,487       $     25,233
    Accrued expenses and other current liabilities             6,725              7,548
    Income taxes payable                                       4,226              3,541
                                                        ------------       ------------
                                                              29,438             36,322
                                                        ------------       ------------

Accrued rent                                                   3,110              3,084

Shareholders' equity:
    Common stock                                                  90                 90
    Additional paid-in capital                                43,666             43,043
    Retained earnings                                         39,065             36,699
    Treasury stock                                              (428)              (444)
                                                        ------------       ------------
                                                              82,393             79,388
                                                        ------------       ------------
                                                        $    114,941       $    118,794
                                                        ------------       ------------


       The accompanying notes are an integral part of these consolidated financial statements.

Gadzooks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(In thousands, except per share data)
(Unaudited)


                                                          QUARTER ENDED
                                                  ------------------------------
                                                      MAY 5,         APRIL 29,
                                                      2001              2000
                                                  ------------      ------------

Net sales                                         $     70,838      $     62,956
Cost of goods sold including buying,
    distribution and occupancy costs                    50,912            45,075
                                                  ------------      ------------
        Gross profit                                    19,926            17,881

Selling, general and administrative expenses            16,390            14,134
                                                  ------------      ------------
        Operating income                                 3,536             3,747

Interest income, net                                       219               245
                                                  ------------      ------------
         Income before income taxes                      3,755             3,992

Provision for income taxes                               1,389             1,497
                                                  ------------      ------------
         Net income                               $      2,366      $      2,495
                                                  ------------      ------------

Net income per share
   Basic                                          $       0.26      $       0.28
                                                  ------------      ------------
   Diluted                                        $       0.25      $       0.27
                                                  ------------      ------------

Weighted average common shares outstanding
   Basic                                                 8,958             8,927
                                                  ------------      ------------
   Diluted                                               9,435             9,381
                                                  ------------      ------------




       The accompanying notes are an integral part of these consolidated financial statements.

GADZOOKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)
(Unaudited)


                                                                           QUARTER ENDED
                                                                   -------------------------------
                                                                      MAY 5,            APRIL 29,
                                                                      2001                2000
                                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES :

Net income                                                         $      2,366       $      2,495
Adjustments to reconcile net income to cash
  used in operating activities :
     Loss on disposal of fixed assets                                        33                 11
     Depreciation                                                         1,960              1,586
     Changes in operating assets and liabilities                         (7,420)            (4,797)
                                                                   ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                                    (3,061)              (705)
                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES :
     Capital expenditures                                                (3,642)            (2,001)
                                                                   ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                                    (3,642)            (2,001)
                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Issuance of common stock                                                594                 86
    Sale of treasury stock under employee stock purchase plan                45                 61
                                                                   ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   639                147
                                                                   ------------       ------------

Net decrease in cash and cash equivalents                                (6,064)            (2,559)
Cash and cash equivalents at beginning of period                         20,284             18,643
                                                                   ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $     14,220       $     16,084
                                                                   ------------       ------------


       The accompanying notes are an integral part of these consolidated financial statements.

GADZOOKS, INC.
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Unaudited)


1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 5, 2001 and February 3, 2001, and the results of operations and cash flows for the three months ended May 5, 2001 and April 29, 2000. The results of operations for the three months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated balance sheet as of February 3, 2001 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

Fiscal year: The Company's fiscal year is the 52- or 53-week period that ends on the Saturday closest to the end of January. "Fiscal 2001" is the 52-week period ending February 2, 2002.

Reclassification: Certain prior year amounts have been reclassified to conform with the current year's presentation.

2. LONG-TERM OBLIGATIONS

On June 1, 2001, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The Company pays commitment fees of 0.33% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, debt to equity, net income and fixed charge coverage minimums as well as certain other ratios customary in such agreements. Amounts available to borrow under the line of credit, as limited by the cash flow multiple and outstanding letters of credit, totaled $14.5 million at May 5, 2001. No borrowings (excluding letters of credit) were outstanding under the revolving line at May 5, 2001. Any amount borrowed under the revolving line of credit will become due on June 1, 2002, the date the credit agreement matures.

GADZOOKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Unaudited)


3. EARNINGS PER SHARE

The following table outlines the Company's calculation of weighted average shares outstanding (in thousands):


                                                                 Quarter Ended
                                                        ------------------------------
                                                          MAY 5,            APRIL 29,
                                                           2001               2000
                                                        ------------      ------------
Weighted average common shares outstanding (basic)             8,958             8,927
Effect of dilutive options                                       477               454
                                                        ------------      ------------
Weighted average common shares outstanding
(diluted)                                                      9,435             9,381
                                                        ------------      ------------

The treasury stock method is used to determine dilutive potential common shares outstanding related to stock options. Options which, based on their exercise price, would be antidilutive are not considered in the treasury stock method calculation. Options excluded from the earnings per share calculation due to their antidilutive nature totaled 186,391 and 26,676 for the quarters ended May 5, 2001 and April 29, 2000, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

Gadzooks is a mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 14 and 18. As of May 5, 2001, the Company had opened 17 new stores, and closed one store, since the beginning of the fiscal year and operated 391 stores in 37 states.

The Company's business is subject to seasonal influences with higher sales during the Christmas holiday, back-to-school and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and related notes.

RESULTS OF OPERATIONS

The quarter ended May 5, 2001 compared to the quarter ended April 29, 2000

         Net sales

Net sales increased approximately $7.8 million, or 12.4 percent, to $70.8 million during the first quarter of fiscal 2001 from $63.0 million during the comparable quarter of fiscal 2000. The total company sales increase was attributable to the 69 new stores not yet included in the comparable store sales base offset by a comparable store sales decrease of $2.9 million, or 4.6 percent for the first quarter of fiscal 2001. A store becomes comparable after it has been open for 14 full fiscal months. The Company experienced comparable store sales decreases in all of its major categories except for juniors. The Company's average transaction size remained relatively flat and the number of transactions per average store decreased by four percent.

         Gross profit

Gross profit increased approximately $2.0 million to $19.9 million during the first quarter of fiscal 2001 from $17.9 million during the comparable quarter of fiscal 2000. As a percentage of net sales, gross profit decreased 27 basis points to 28.13 percent from 28.40 percent for the comparable quarter of last year. Merchandise margins as a percentage of sales were 127 basis points higher than the prior year. This increase is primarily attributable to the introduction of private label goods, which accounted for 15 percent of the Company's total sales, and the increased profitability of branded merchandise. The increase in merchandise margins was more than offset, however, by 124 basis point and 30 basis point increases in occupancy and buying and distribution costs as a percentage of sales, respectively. The increases in occupancy and buying and distribution costs (which are relatively fixed in nature) as a percentage of sales were primarily the result of comparable store sales decreases.

         Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") increased approximately $2.3 million to $16.4 million during the first quarter of 2001 from $14.1 million during the comparable quarter of fiscal 2000. The aggregate increase in SG&A is primarily attributable to additional store expenses, which include pre-opening expenses, as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A increased 69 basis points to
23.14 percent during the first quarter of fiscal 2001 from 22.45 percent during the comparable quarter of last year. The increase in the SG&A percentage is a result of the comparable store sales decrease as well as pre-opening expenses associated with the 17 new stores opened during the first quarter (as compared with three stores opened during the first quarter of fiscal 2000) offset in part by the Company's ability to leverage corporate overhead over a larger store base.

         Interest

The Company's net interest income decreased $26,000 to $219,000 during the first quarter of fiscal 2001 from $245,000 in the comparable period of last year due primarily to lower average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         General

The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations and cash and cash equivalents on-hand.

         Cash Flows

At May 5, 2001, cash and cash equivalents were $14.2 million, a decrease of $6.1 million since February 3, 2001. The primary uses of cash were capital expenditures of $3.6 million for new or remodeled stores and a decrease in accounts payable of $6.7 million. The Company opened 17 new stores during the first three months of 2001 as compared with three new stores in the same period of the prior year.

         Credit facility

On June 1, 2001, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The Company pays commitment fees of 0.33% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, debt to equity, net income and fixed charge coverage minimums as well as certain other ratios customary in such agreements. Amounts available to borrow under the line of credit, as limited by the cash flow multiple and outstanding letters of credit, totaled $14.5 million at May 5, 2001. No borrowings (excluding letters of credit) were outstanding under the revolving line at May 5, 2001. Any amount borrowed under the revolving line of credit will become due on June 1, 2002, the date the credit agreement matures.

         Capital Expenditures

The Company began its fiscal 2001 store expansion program with the opening of 17 new stores during the first quarter, and anticipates opening an additional 43 stores during the remainder of the year. Capital expenditures for the remainder of the year are estimated to be approximately $9.3 million to open the remaining stores, update or remodel existing stores and to purchase and/or upgrade information systems.

Management believes that the Company's working capital, credit facility and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements through the end of fiscal 2001.

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

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21F of the Securities Exchange Act of 1934. When used in this report, words such an "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to fluctuations in store sales results, changes in economic conditions, fluctuations in quarterly results and other factors described under the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001. Such statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this paragraph.

PART II - OTHER INFORMATION


Items 1-5 - None

Item  6 - Exhibits and Reports on Form 8-K

         (a) See Index to Exhibits.

         (b) None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GADZOOKS, INC.
                                           (Registrant)




DATE:  June 18, 2001      By:           /s/  JAMES A. MOTLEY
                                 -----------------------------------------------
                                            James A. Motley
                                   Vice President / Chief Financial Officer
                                        (Chief Accounting Officer and
                                 Duly Authorized Officer of the Registrant)

                                INDEX TO EXHIBITS


   EXHIBIT
    NUMBER                 DESCRIPTION
    ------                 -----------
     3.1      --  Third Restated Articles of Incorporation of the Company (filed as Exhibit 4.1 to the Company's Form S-8 (No. 33-98038) filed with the Commission on October 12, 1995 and incorporated
                  herein by reference).

     3.2      --  Amended and Restated Bylaws of the Company (filed as Exhibit
                  4.2 to the Company's Form S-8 (No. 33-98038) filed with the
                  Commission on October 12, 1995 and incorporated herein by reference).

     3.3      --  First Amendment to the Amended and Restated Bylaws of the
                  Company (filed as Exhibit 3.3 of the Company's Quarterly
                  Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission on September 16, 1997 and incorporated herein by reference).

     4.1      --  Specimen Certificate for shares of Common Stock, $.01 par value, of the Company (filed as Exhibit 4.1 to the Company's
                  Amendment No. 2 to Form S-1 (No. 33-95090) filed with the
                  Commission on September 8, 1995 and incorporated herein by reference).

     4.2      --  Rights Agreement dated as of September 3, 1998, between the
                  Company and Mellon Investor Services, L.L.C. (filed as Exhibit
                  1 to the Company's Form 8-A filed with the Commission on September 4, 1998 and incorporated herein by reference).

    10.1      --  Purchase Agreement dated as of January 31, 1992 among the
                  Company, Gerald R. Szczepanski, Lawrence H. Titus, Jr. and the
                  Investors listed therein (filed as Exhibit 10.1 to the Company's Form S-1 (No. 33-95090) filed with the Commission on
                  July 28, 1995 and incorporated herein by reference).

    10.2      --  Purchase Agreement dated as of May 26, 1994 among the Company,
                  Gerald R. Szczepanski, Lawrence H. Titus, Jr. and the
                  Investors listed therein (filed as Exhibit 10.2 to the Company's Form S-1 (No. 33-95090) filed with the Commission on
                  July 28, 1995 and incorporated herein by reference).

    10.3      --  Credit Agreement dated as of January 30, 1997 between the
                  Company and Wells Fargo Bank (Texas), National Association
                  (filed as Exhibit 10.3 to the Company's 1996 Annual Report on
                  Form 10-K filed with the Commission on April 23, 1997 and incorporated herein by reference).

    10.4      --  Form of Indemnification Agreement with a schedule of director signatories (filed as Exhibit 10.5 to the Company's Form S-1
                  (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

    10.5      --  Employment Agreement dated January 31, 1992 between the
                  Company and Gerald R. Szczepanski, as continued by letter agreement (filed as Exhibit 10.6 to the Company's Form S-1
                  (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

    10.6      --  1992 Incentive and Nonstatutory Stock Option Plan dated
                  February 26, 1992, and Amendments No. 1 through 3 thereto
                  (filed as Exhibit 10.8 to the Company's Form S-1 (No.
                  33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

    10.7      --  1994 Incentive and Nonstatutory Stock Option Plan for Key
                  Employees dated September 30, 1994 (filed as Exhibit 10.9 to the Company's Form S-1 (No. 33-95090) filed with the
                  Commission on July 28, 1995 and incorporated herein by reference).

    10.8      --  1995 Non-Employee Director Stock Option Plan (filed as Exhibit
                  10.10 to the Company's Form S-1 (No.333-00196) filed with the Commission on January 9, 1996 and incorporated herein by reference).

    10.9      --  Gadzooks, Inc. Employees' Savings Plan, as amended and revised
                  (filed as Exhibit 4.5 to the Company's Form S-8 (No.
                  333-68205) filed with the Commission on December 1, 1998 and incorporated herein by reference).

    10.10     --  Severance Protection Agreement dated September 1, 1998 between the Company and Gerald R. Szczepanski (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 15, 1998 and incorporated herein by reference).

    10.11     --  Form of Severance Agreement with a schedule of executive officer signatories (filed as Exhibit 10.11 to the Company's
                  1996 Annual Report on Form 10-K filed with the Commission on
                  April 23, 1997 and incorporated herein by reference).

    10.12     --  Amendment No. 4 to the Gadzooks, Inc. 1992 Incentive and
                  Nonstatutory Stock Option Plan (filed as Exhibit 10.14 to the
                  Company's Amendment No. 3 to Form S-1 (No. 33-95090) filed with the Commission on September 27, 1995 and incorporated herein by reference).

    10.13     --  Amendment No. 5 to the Gadzooks, Inc. 1992 Incentive and
                  Nonstatutory Stock Option Plan dated September 12, 1996 (filed as Exhibit 10.13 to the Company's 1996 Annual Report on Form
                  10-K filed with the Commission on April 23, 1997 and incorporated herein by reference).

    10.14     --  Amendment No. 1 to the 1994 Incentive and Nonstatutory Stock
                  Option Plan for Key Employees dated September 12, 1996 (filed as Exhibit 10.14 to the Company's 1996 Annual Report on Form
                  10-K filed with the Commission on April 23, 1997 and incorporated herein by reference).

    10.15     --  Gadzooks, Inc. Employee Stock Purchase Plan (filed as Exhibit
                  4.5 to the Company's Form S-8 (No. 333-50639) filed with the
                  Commission on April 21, 1998 and incorporated herein by reference).

    10.16     --  Lease Agreement between Gadzooks, Inc. (Lessee) and CB Midway
                  International, LTD. (Lessor) dated August 23, 1996 (filed as
                  Exhibit 10.17 to the Company's 1997 Annual Report on Form 10-K filed with the Commission on April 27, 1998 and incorporated herein by reference).

    10.17     --  Gadzooks, Inc. 401(k) Plan and Profit Sharing Plan Adoption
                  Agreement (filed as Exhibit 10.18 to the Company's Quarterly
                  Report on Form 10-Q filed with the Commission on June 9, 1998, and incorporated herein by reference).

    10.18     --  Amendment No. 1 to the Credit Agreement between the Company and Wells Fargo Bank (Texas), National Association, dated June
                  11, 1998 (filed as Exhibit 10.19 to the Company's Quarterly
                  Report on Form 10-Q filed with the Commission on September 15,
                  1998, and incorporated herein by reference).

    10.19     --  Amendment No. 2 to the Credit Agreement between the Company and Wells Fargo Bank (Texas) National Association, dated May
                  14, 1999 (filed as Exhibit 10.20 to the Company's Quarterly
                  Report on Form 10-Q filed with the Commission on June 15, 1999 and incorporated herein by reference).

    10.20     --  Amendment No. 6 to the Gadzooks, Inc. 1992 Incentive and
                  Non-Statutory Stock Option Plan dated June 18, 1998 (filed as
                  Exhibit 4.8 to the Company's Form S-8 (No. 333-60869) filed with the Commission on August 7, 1998 and incorporated herein by reference).

    10.21     --  Amendment No. 1 to the Gadzooks, Inc. 1995 Non-Employee
                  Director Stock Option Plan dated June 18, 1998 (filed as
                  Exhibit 4.10 to the Company's Form S-8 (No. 333-60869) filed with the Commission on August 7, 1998 and incorporated herein by reference).

    10.22     --  Severance Protection Agreement dated January 5, 1998 between the Company and James F. Wimpress (filed as Exhibit 10.22 to the Company's 1999 Annual Report on Form 10-K filed with the
                  Commission on April 26, 2000 and incorporated herein by reference).

    10.23     --  Amendment No. 3 to the Credit Agreement between the Company and Wells Fargo Bank (Texas) National Association dated June
                  1, 2000 (filed as Exhibit 10.24 to the Company's Quarterly
                  Report on Form 10-Q filed with the Commission on June 13, 2000 and incorporated herein by reference).

    10.24     --  Management Services Agreement by and between Gadzooks
                  Management, L.P. and Gadzooks, Inc. dated June 28, 2000 (filed as Exhibit 10.25 in the Company's Quarterly Report on Form
                  10-Q filed with the Commission on September 12, 2000 and incorporated herein by reference).

    10.25     --  Lease and Occupancy Agreement between Gadzooks, Inc. and
                  Gadzooks Management, L.P. dated June 28, 2000 (filed as
                  Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 12, 2000 and incorporated herein by reference).

    10.26     --  Amendment No. 7 to the Gadzooks, Inc. 1992 Incentive and
                  Nonstatutory Stock Option Plan dated as of March 30, 2000
                  (filed as Exhibit 4.9 to the Company's Form S-8 (No.
                  333-48350) filed with the Commission on October 20, 2000 and incorporated herein by reference).

    10.27     --  Amendment No. 1 to the Gadzooks, Inc. Employee Stock Purchase
                  Plan dated as of March 30, 2000 (filed as Exhibit 4.11 to the
                  Company's Form S-8 (No. 333-48350) filed with the Commission on October 20, 2000 and incorporated herein by reference).

    10.28*    --  Amendment No. 4 to the Credit Agreement between the Company and Wells Fargo Bank (Texas) National Association, dated June
                  1, 2001.

----------

* Filed herewith (unless otherwise indicated, exhibits are previously filed).