Form 10-Q
period 2001-08-04
GADZOOKS INC
filed 2001-09-18
CIK 924140

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

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2001

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
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification Number)

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         As of September 14, 2001, the number of shares outstanding of the registrant's common stock is 9,115,602.

                                 GADZOOKS, INC.

                                    FORM 10-Q

                      For the Quarter Ended August 4, 2001


                                      INDEX




                                                                                                  PAGE
                                                                                                  ----

PART I.           FINANCIAL INFORMATION

         Item 1.         Consolidated Financial Statements

                         Condensed Consolidated Balance Sheets as of                                3
                         August 4, 2001 and February 3, 2001

                         Condensed Consolidated Statements of Operations                            4
                         for the Second Quarter and Six Months Ended
                         August 4, 2001 and July 29, 2000

                         Condensed Consolidated Statements of Cash Flows for                        5
                         the Six Months Ended August 4, 2001 and July 29, 2000

                         Notes to Consolidated Financial Statements                                6-7

        Item 2.          Management's Discussion and Analysis                                     8-10
                         of Financial Condition and Results of Operations

        Item 3.          Quantitative and Qualitative Disclosures                                  11
                         About Market Risk


PART II.          OTHER INFORMATION                                                                12

SIGNATURE PAGE                                                                                     13

INDEX TO EXHIBITS                                                                                14-16

PART 1-- FINANCIAL INFORMATION

GADZOOKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)
(UNAUDITED)


                                                          August 4,         February 3,
                                                           2001               2001
                                                        ------------       ------------
ASSETS
Current assets:
    Cash and cash equivalents                           $     13,347       $     20,284
     Accounts receivable                                       3,897              3,126
     Inventory                                                57,524             55,942
     Other current assets                                      2,508              1,956
                                                        ------------       ------------
                                                              77,276             81,308

Leaseholds, fixtures and equipment, net                       38,409             36,026
Deferred tax assets                                            1,460              1,460
                                                        ------------       ------------
                                                        $    117,145       $    118,794
                                                        ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          26,974             25,233
    Accrued expenses and other current liabilities             5,451              7,548
    Income taxes payable                                          --              3,541
                                                        ------------       ------------
                                                              32,425             36,322
                                                        ------------       ------------

Accrued rent                                                   3,259              3,084
                                                        ------------       ------------

Shareholders' equity:
    Common stock                                                  91                 90
    Additional paid-in capital                                44,008             43,043
    Retained earnings                                         37,762             36,699
    Treasury stock                                              (400)              (444)
                                                        ------------       ------------
                                                              81,461             79,388
                                                        ------------       ------------
                                                        $    117,145       $    118,794
                                                        ============       ============



           The accompanying notes are an integral part of these consolidated financial statements.

GADZOOKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)



                                                     Second Quarter Ended               Six Months Ended
                                                  ---------------------------      ----------------------------

                                                  August 4,         July 29,        August 4,         July 29,
                                                   2001              2000             2001             2000
                                                -----------       -----------      -----------      -----------

Net sales                                       $    72,553       $    64,223      $   143,390      $   127,178
Cost of goods sold including buying,
     distribution and occupancy costs                58,268            47,422          109,180           92,497
                                                -----------       -----------      -----------      -----------
         Gross profit                                14,285            16,801           34,210           34,681

Selling, general and administrative
     expenses                                        16,414            14,553           32,804           28,686
                                                -----------       -----------      -----------      -----------
         Operating income (loss)                     (2,129)            2,248            1,406            5,995

Interest income, net                                     60               211              279              456
                                                -----------       -----------      -----------      -----------
         Income (loss) before income taxes           (2,069)            2,459            1,685            6,451

Provision (benefit) for income taxes                   (767)              922              622            2,419
                                                -----------       -----------      -----------      -----------
         Net income (loss)                      $    (1,302)      $     1,537      $     1,063      $     4,032
                                                ===========       ===========      ===========      ===========

Net income  (loss) per share
    Basic                                       $     (0.14)      $      0.17      $      0.12      $      0.45
                                                ===========       ===========      ===========      ===========
    Diluted                                     $     (0.14)      $      0.17      $      0.11      $      0.43
                                                ===========       ===========      ===========      ===========

Weighted average shares outstanding
    Basic                                             9,057             8,915            9,007            8,921
                                                ===========       ===========      ===========      ===========
    Diluted                                           9,057             9,215            9,357            9,298
                                                ===========       ===========      ===========      ===========


       The accompanying notes are an integral part of these consolidated financial statements

GADZOOKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
--------------------------------------------------------------------------------
(IN THOUSANDS)
(UNAUDITED)



                                                                              Six Months Ended
                                                                     -------------------------------
                                                                       August 4,            July 29,
                                                                         2001                2000
                                                                     ------------       ------------
Cash flows from operating activities:

Net income                                                           $      1,063       $      4,032
Adjustments to reconcile net income to cash
    used in operating activities:
      Depreciation                                                          3,993              3,241
      Loss on disposal of assets                                              109                 49
      Changes in operating assets and liabilities                          (6,627)            (7,534)
                                                                     ------------       ------------
Net cash used in operating activities                                      (1,462)              (212)
                                                                     ------------       ------------

Cash flows from investing activities:
      Capital expenditures, net                                            (6,485)            (5,378)
                                                                     ------------       ------------
Net cash used in investing activities                                      (6,485)            (5,378)
                                                                     ------------       ------------

Cash flows from financing activities:
      Issuance of common stock                                                910                259
      Purchase of treasury stock                                               --               (424)
      Sale of treasury stock under employee stock purchase plan               100                174
                                                                     ------------       ------------
Net cash provided by financing activities                                   1,010                  9
                                                                     ------------       ------------

Net decrease in cash and cash equivalents                                  (6,937)            (5,581)
Cash and cash equivalents at beginning of period                           20,284             18,643
                                                                     ------------       ------------
Cash and cash equivalents at end of period                           $     13,347       $     13,062
                                                                     ============       ============


       The accompanying notes are an integral part of these consolidated financial statements

GADZOOKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 4, 2001 and February 3, 2001, and the results of operations and cash flows for the second quarter and six months ended August 4, 2001 and July 29, 2000. The results of operations for the second quarter and six months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated balance sheet as of February 3, 2001 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

Fiscal year: The Company's fiscal year is the 52- or 53-week period that ends on the Saturday closest to the end of January. "Fiscal 2001" is the 52-week period ending February 2, 2002.


2.       LONG-TERM OBLIGATIONS

On June 1, 2001, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The Company pays commitment fees of 0.33% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, debt to equity, net income and fixed charge coverage minimums as well as certain other ratios customary in such agreements. Amounts available to borrow under the line of credit, as limited by the cash flow multiple and outstanding letters of credit, totaled $14.0 million at August 4, 2001. No borrowings (excluding letters of credit) were outstanding under the revolving line at August 4, 2001. Any amount borrowed under the revolving line of credit will become due on June 1, 2002, the date the credit agreement matures.

GADZOOKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Unaudited)


3.       EARNINGS PER SHARE

The following table outlines the Company's calculation of weighted average shares outstanding (in thousands):



                                             Quarter Ended                       Six Months Ended
                                     ------------------------------      ------------------------------

                                       August 4,         July 29,         August 4,           July 29
                                         2001             2000              2001               2000
                                     ------------      ------------      ------------      ------------
Weighted average common
   shares outstanding (basic)               9,057             8,915             9,007             8,921

Effect of dilutive options                     --               300               350               377
                                     ------------      ------------      ------------      ------------
Weighted average common
   shares outstanding (diluted)             9,057             9,215             9,357             9,298
                                     ============      ============      ============      ============



The treasury stock method is used to determine dilutive potential common shares outstanding related to stock options. Options which, based on their exercise price, would be antidilutive are not considered in the treasury stock method calculation. Options excluded from the earnings per share calculation due to their antidilutive nature totaled 1,288,930 and 139,795 for the quarters ended August 4, 2001 and July 29, 2000, and 327,039 and 83,235 for the six months ended August 4, 2001 and July 29, 2001, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

Gadzooks is a mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 14 and 18. As of August 4, 2001, the Company had opened 34 new stores and closed one since the beginning of the fiscal year and operated 408 stores in 39 states.

The Company's business is subject to seasonal influences with higher sales during the Christmas holiday, back-to-school and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes related thereto.

RESULTS OF OPERATIONS

The second quarter ended August 4, 2001 compared to the second quarter ended July 29, 2000.

         Net Sales

Net sales increased approximately $8.4 million, or 13.1 percent, to $72.6 million during the second quarter of fiscal 2001 from $64.2 million during the comparable quarter of fiscal 2000. The total Company sales increase was due to $14.2 million of sales from the 83 new stores not yet included in the comparable store sales base partially offset by a comparable store sales decrease of $5.8 million. Comparable store sales decreased 8.9 percent for the second quarter of fiscal 2001. The Company experienced comparable store sales decreases in all of its major categories. The comparable store sales decrease was the result of a more promotional retail environment as well as a reduction in customer traffic. The number of transactions in the average store declined by approximately 10 percent, and the average dollar sale increased approximately 1 percent. A store becomes comparable after it has been open for 14 full fiscal months.

         Gross profit

Gross profit decreased approximately $2.5 million to $14.3 million during the second quarter of fiscal 2001 from $16.8 million during the comparable quarter of fiscal 2000. As a percentage of net sales, gross profit decreased 647 basis points to 19.69 percent from 26.16 percent for the comparable quarter of last year. Merchandise margins as a percentage of sales were 474 basis points lower than the prior year. This decrease is primarily attributable to a significant increase in markdowns taken to position inventory for the back to school season. In addition to the decrease in merchandise margins, the Company experienced a 172 basis point increase in occupancy costs as a percentage of sales. Buying and distribution costs, as a percentage of sales, were essentially flat to prior year. The increase in occupancy costs (which are relatively fixed in nature), as a percentage of sales, was primarily due to the comparable store sales decrease.

         Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") increased approximately $1.8 million to $16.4 million during the second quarter of 2001 from $14.6 million during the comparable quarter of fiscal 2000. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A decreased 4 basis points to 22.62 percent during the second quarter of fiscal 2001 from 22.66 percent during the second quarter of last year. The slight decrease in the SG&A percentage is due primarily to the Company's ability to better manage certain corporate overhead and store costs.

         Interest

The Company's net interest income decreased $151,000 to $60,000 during the second quarter of fiscal 2001 from $211,000 in the comparable period of last year due primarily to lower average cash balances, lower market interest rates and the Company's utilization of tax exempt investments that have lower pre-tax yields.


The six months ended August 4, 2001 compared to the six months ended July 29, 2000.

         Net sales

Net sales increased approximately $16.2 million, or 12.7 percent, to $143.4 million during the first six months of fiscal 2001 from $127.2 million during fiscal 2000. The total Company sales increase was attributable to new store sales of $24.8 million net of a comparable store sales decrease of $8.6 million, or 6.8 percent for the first six months of fiscal 2001. The Company experienced comparable store sales decreases in all its major categories. The Company's average transaction size remained relatively flat and the number of transactions per average store decreased by approximately 7 percent.

         Gross profit

Gross profit decreased approximately $500,000 to $34.2 million during the first six months of fiscal 2001 from $34.7 million during the comparable six months of fiscal 2000. As a percentage of net sales, gross profit decreased 341 basis points to 23.86 percent from 27.27 percent for the comparable six months of last year. Merchandise margins as a percentage of sales were 176 basis points lower than the prior year. This decrease is primarily attributable to the significant increase in markdowns taken to position inventory for the back to school season. The Company experienced 148 basis point and 17 basis point increases in occupancy and buying and distribution costs as a percentage of sales, respectively. The increases in occupancy and buying and distribution costs (which are relatively fixed in nature) as a percentage of sales were primarily the result of the negative leverage effect of the comparable store sales decrease.

         Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $4.1 million to $32.8 million during the first six months of 2001 from $28.7 million during the comparable six months of fiscal 2000. The aggregate increase in SG&A is primarily attributable to additional store expenses, which include pre-opening expenses, as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A increased 32 basis points to
22.88 percent during the first six months of fiscal 2001 from 22.56 percent during the comparable six months of last year. The increase in the SG&A percentage is a result of the negative leverage effect of the comparable store sales decrease offset in part by the Company's ability to leverage corporate overhead over a larger store base and manage store payroll costs.

         Interest

The Company's net interest income decreased $177,000 to $279,000 during the first six months of fiscal 2001 from $456,000 in the comparable period of last year due primarily to lower average cash balances, lower market interest rates and the Company's utilization of tax exempt investments that have lower pre-tax yields.

LIQUIDITY AND CAPITAL RESOURCES

         General

The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations and cash and cash equivalents on-hand.

         Cash Flows

At August 4, 2001, cash and cash equivalents were $13.3 million, a decrease of $6.9 million since February 3, 2001. The primary uses of cash were capital expenditures of $6.5 million for new or remodeled stores and a decrease in income taxes payable of $3.5 million partially offset by an increase in accounts payable of $1.7 million. The Company opened 34 new stores during the first six months of 2001 as compared with 20 new stores in the same period of the prior year.

The Company announced on August 16, 2001, that it would test a new mall-based retail concept - "Orchid" -- in four locations for the 2001 holiday season. The Orchid stores will offer a combination of branded and private label innerwear, sleepwear, fragrances and bath/body products catering to the needs of young women between the ages of 14 and 22. These stores are not expected to have a material impact on the operations or capital resources of the Company in fiscal 2001.

         Credit Facility

On June 1, 2001, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The Company pays commitment fees of 0.33% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, debt to equity, net income and fixed charge coverage minimums as well as certain other ratios customary in such agreements. Amounts available to borrow under the line of credit, as limited by the cash flow multiple and outstanding letters of credit, totaled $14.0 million at August 4, 2001. No borrowings (excluding letters of credit) were outstanding under the revolving line at August 4, 2001. Any amount borrowed under the revolving line of credit will become due on June 1, 2002, the date the credit agreement matures.

         Capital Expenditures

The Company opened 34 new stores during the first six months and anticipates opening an additional 21 Gadzooks stores as well as four Orchid stores during the remainder of the year. Capital expenditures for the remainder of the year are estimated to be approximately $6.0 to $7.0 million to open the remaining stores, update or remodel existing stores and to purchase and/or upgrade information systems.

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

PART II - OTHER INFORMATION


Items 1-3 - None

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on June 14, 2001.

         (b) Information regarding the Company's directors is contained in the Company's Definitive Proxy Statement, which is attached hereto as Exhibit 22.

         (c) Robert E.M. Nourse was elected to serve as director until the Company's 2004 annual meeting of shareholders according to the following vote:

                    For:          8,225,044       Against or Withheld:    28,667

                  The selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending February 2, 2002 was ratified by the shareholders according to the following vote:

                    For:          8,247,785       Against or Withheld:     3,925
                    Abstention:       2,001       Broker Non-votes:           --

(d)      None.

Item 5 - None

Item 6 - Exhibits and Reports on form 8-K.

         (a)      See Index of Exhibits.

         (b)      None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  GADZOOKS, INC.
                                                  (Registrant)




DATE:  September 17, 2001           By:       /s/  JAMES A. MOTLEY
                                       ----------------------------------------
                                                   James A. Motley
                                       Vice President / Chief Financial Officer
                                            (Chief Accounting Officer and
                                      Duly Authorized Officer of the Registrant)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------
  3.1    --       Third Restated Articles of Incorporation of the Company (filed as Exhibit 4.1 to the Company's Form S-8 (No. 33-98038) filed with the Commission on October 12, 1995 and incorporated
                  herein by reference).

  3.2    --       Amended and Restated Bylaws of the Company (filed as Exhibit
                  4.2 to the Company's Form S-8 (No. 33-98038) filed with the
                  Commission on October 12, 1995 and incorporated herein by
                  reference).

  3.3    --       First Amendment to the Amended and Restated Bylaws of the
                  Company (filed as Exhibit 3.3 of the Company's Quarterly
                  Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission on September 16, 1997 and incorporated herein by reference).

  4.1    --       Specimen Certificate for shares of Common Stock, $.01 par
                  value, of the Company (filed as Exhibit 4.1 to the Company's
                  Amendment No. 2 to Form S-1 (No. 33-95090) filed with the
                  Commission on September 8, 1995 and incorporated herein by reference).

  4.2    --       Rights Agreement dated as of September 3, 1998, between the
                  Company and Mellon Investor Services, L.L.C. (filed as Exhibit
                  1 to the Company's Form 8-A filed with the Commission on
                  September 4, 1998 and incorporated herein by reference).

 10.1    --       Purchase Agreement dated as of January 31, 1992 among the
                  Company, Gerald R. Szczepanski, Lawrence H. Titus, Jr. and the
                  Investors listed therein (filed as Exhibit 10.1 to the
                  Company's Form S-1 (No. 33-95090) filed with the Commission on
                  July 28, 1995 and incorporated herein by reference).

 10.2    --       Purchase Agreement dated as of May 26, 1994 among the Company,
                  Gerald R. Szczepanski, Lawrence H. Titus, Jr. and the
                  Investors listed therein (filed as Exhibit 10.2 to the
                  Company's Form S-1 (No. 33-95090) filed with the Commission on
                  July 28, 1995 and incorporated herein by reference).

 10.3    --       Credit Agreement dated as of January 30, 1997 between the
                  Company and Wells Fargo Bank (Texas), National Association
                  (filed as Exhibit 10.3 to the Company's 1996 Annual Report on
                  Form 10-K filed with the Commission on April 23, 1997 and
                  incorporated herein by reference).

 10.4    --       Form of Indemnification Agreement with a schedule of director signatories (filed as Exhibit 10.5 to the Company's Form S-1
                  (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

 10.5    --       Employment Agreement dated January 31, 1992 between the
                  Company and Gerald R. Szczepanski, as continued by letter
                  agreement (filed as Exhibit 10.6 to the Company's Form S-1
                  (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

 10.6    --       1992 Incentive and Nonstatutory Stock Option Plan dated
                  February 26, 1992, and Amendments No. 1 through 3 thereto
                  (filed as Exhibit 10.8 to the Company's Form S-1 (No.
                  33-95090) filed with the Commission on July 28, 1995 and
                  incorporated herein by reference).


 10.7    --       1994 Incentive and Nonstatutory Stock Option Plan for Key
                  Employees dated September 30, 1994 (filed as Exhibit 10.9 to the Company's Form S-1 (No. 33-95090) filed with the
                  Commission on July 28, 1995 and incorporated herein by
                  reference).

 10.8    --       1995 Non-Employee Director Stock Option Plan (filed as Exhibit
                  10.10 to the Company's Form S-1 (No.333-00196) filed with the
                  Commission on January 9, 1996 and incorporated herein by
                  reference).

 10.9    --       Gadzooks, Inc. Employees' Savings Plan, as amended and revised
                  (filed as Exhibit 4.5 to the Company's Form S-8 (No.
                  333-68205) filed with the Commission on December 1, 1998 and incorporated herein by reference).

10.10    --       Severance Protection Agreement dated September 1, 1998 between the Company and Gerald R. Szczepanski (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed with the
                  Commission on December 15, 1998 and incorporated herein by reference).

10.11    --       Form of Severance Agreement with a schedule of executive
                  officer signatories (filed as Exhibit 10.11 to the Company's
                  1996 Annual Report on Form 10-K filed with the Commission on
                  April 23, 1997 and incorporated herein by reference).

10.12    --       Amendment No. 4 to the Gadzooks, Inc. 1992 Incentive and
                  Nonstatutory Stock Option Plan (filed as Exhibit 10.14 to the
                  Company's Amendment No. 3 to Form S-1 (No. 33-95090) filed with the Commission on September 27, 1995 and incorporated herein by reference).

10.13    --       Amendment No. 5 to the Gadzooks, Inc. 1992 Incentive and
                  Nonstatutory Stock Option Plan dated September 12, 1996 (filed as Exhibit 10.13 to the Company's 1996 Annual Report on Form
                  10-K filed with the Commission on April 23, 1997 and
                  incorporated herein by reference).

10.14    --       Amendment No. 1 to the 1994 Incentive and Nonstatutory Stock
                  Option Plan for Key Employees dated September 12, 1996 (filed as Exhibit 10.14 to the Company's 1996 Annual Report on Form
                  10-K filed with the Commission on April 23, 1997 and
                  incorporated herein by reference).

10.15    --       Gadzooks, Inc. Employee Stock Purchase Plan (filed as Exhibit
                  4.5 to the Company's Form S-8 (No. 333-50639) filed with the
                  Commission on April 21, 1998 and incorporated herein by
                  reference).

10.16    --       Lease Agreement between Gadzooks, Inc. (Lessee) and CB Midway
                  International, LTD. (Lessor) dated August 23, 1996 (filed as
                  Exhibit 10.17 to the Company's 1997 Annual Report on Form 10-K
                  filed with the Commission on April 27, 1998 and incorporated herein by reference).

10.17    --       Gadzooks, Inc. 401(k) Plan and Profit Sharing Plan Adoption
                  Agreement (filed as Exhibit 10.18 to the Company's Quarterly
                  Report on Form 10-Q filed with the Commission on June 9, 1998, and incorporated herein by reference).

10.18    --       Amendment No. 1 to the Credit Agreement between the Company and Wells Fargo Bank (Texas), National Association, dated June
                  11, 1998 (filed as Exhibit 10.19 to the Company's Quarterly
                  Report on Form 10-Q filed with the Commission on September 15,
                  1998, and incorporated herein by reference).

10.19    --       Amendment No. 2 to the Credit Agreement between the Company and Wells Fargo Bank (Texas) National Association, dated May
                  14, 1999 (filed as Exhibit 10.20 to the Company's Quarterly
                  Report on Form 10-Q filed with the Commission on June 15, 1999 and incorporated herein by reference).

10.20    --       Amendment No. 6 to the Gadzooks, Inc. 1992 Incentive and
                  Non-Statutory Stock Option Plan dated June 18, 1998 (filed as
                  Exhibit 4.8 to the Company's Form S-8 (No. 333-60869) filed with the Commission on August 7, 1998 and incorporated herein by reference).

10.21    --       Amendment No. 1 to the Gadzooks, Inc. 1995 Non-Employee
                  Director Stock Option Plan dated June 18, 1998 (filed as
                  Exhibit 4.10 to the Company's Form S-8 (No. 333-60869) filed with the Commission on August 7, 1998 and incorporated herein by reference).

10.22    --       Severance Protection Agreement dated January 5, 1998 between the Company and James F. Wimpress (filed as Exhibit 10.22 to the Company's 1999 Annual Report on Form 10-K filed with the
                  Commission on April 26, 2000 and incorporated herein by
                  reference).

10.23    --       Amendment No. 3 to the Credit Agreement between the Company and Wells Fargo Bank (Texas) National Association dated June
                  1, 2000 (filed as Exhibit 10.24 to the Company's Quarterly
                  Report on Form 10-Q filed with the Commission on June 13, 2000 and incorporated herein by reference).

10.24    --       Management Services Agreement by and between Gadzooks
                  Management, L.P. and Gadzooks, Inc. dated June 28, 2000 (filed as Exhibit 10.25 in the Company's Quarterly Report on Form
                  10-Q filed with the Commission on September 12, 2000 and
                  incorporated herein by reference).

10.25    --       Lease and Occupancy Agreement between Gadzooks, Inc. and
                  Gadzooks Management, L.P. dated June 28, 2000 (filed as
                  Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q
                  filed with the Commission on September 12, 2000 and
                  incorporated herein by reference).

10.26    --       Amendment No. 7 to the Gadzooks, Inc. 1992 Incentive and
                  Nonstatutory Stock Option Plan dated as of March 30, 2000
                  (filed as Exhibit 4.9 to the Company's Form S-8 (No.
                  333-48350) filed with the Commission on October 20, 2000 and incorporated herein by reference).

10.27    --       Amendment No. 1 to the Gadzooks, Inc. Employee Stock Purchase
                  Plan dated as of March 30, 2000 (filed as Exhibit 4.11 to the
                  Company's Form S-8 (No. 333-48350) filed with the Commission on October 20, 2000 and incorporated herein by reference).

10.28    --       Amendment No. 4 to the Credit Agreement between the Company and Wells Fargo Bank (Texas) National Association, dated June
                  1, 2001 (filed as Exhibit 10.28 to the Company's Quarterly
                  Report on Form 10Q filed with the Commission on June 18, 2001 and incorporated herein by reference).

10.29*   --       Executive Retirement Agreement between Gadzooks Management,
                  L.P. and Gerald R. Szczepanski dated July 31, 2001.


22       --       Definitive Proxy Statement pursuant to Section 14 (a) of the
                  Securities Exchange Act of 1934 (filed with the Commission on
                  May 14, 2001 and incorporated herein by reference).


* Filed herewith (unless otherwise indicated, exhibits are previously filed).