Form 10-Q
period 2001-11-03
GADZOOKS INC
filed 2001-12-18
CIK 924140

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

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2001

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

         As of December 14, 2001, the number of shares outstanding of the registrant's common stock is 9,116,387.

                                 GADZOOKS, INC.

                                    FORM 10-Q

                     For the Quarter Ended November 3, 2001


                                      INDEX


                                                                                                 PAGE
                                                                                                 ----

PART I.           FINANCIAL INFORMATION

         Item 1.         Consolidated Financial Statements

                         Condensed Consolidated Balance Sheets as of                                3
                         November 3, 2001 and February 3, 2001

                         Condensed Consolidated Statements of Income                                4
                         for the Third Quarter Ended and Nine Months Ended
                         November 3, 2001 and October 28, 2000

                         Condensed Consolidated Statements of Cash Flows for                        5
                         the Nine Months Ended November 3, 2001 and October 28, 2000

                         Notes to Consolidated Financial Statements                                6-7

        Item 2.          Management's Discussion and Analysis                                     8-12
                         of Financial Condition and Results of Operations

        Item 3.          Quantitative and Qualitative Disclosures                                  12
                         About Market Risk




PART II.          OTHER INFORMATION                                                                13

SIGNATURE PAGE                                                                                     14

INDEX TO EXHIBITS                                                                                15-17

PART 1-- FINANCIAL INFORMATION


GADZOOKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)
(UNAUDITED)


                                                         NOVEMBER 3,        FEBRUARY 3,
                                                            2001               2001
                                                        ------------       ------------
ASSETS
Current assets:
    Cash and cash equivalents                           $      3,715       $     20,284
     Accounts receivable                                       2,550              3,126
     Inventory                                                67,654             55,942
     Other current assets                                      3,832              1,956
                                                        ------------       ------------
                                                              77,751             81,308
                                                        ------------       ------------

Leaseholds, fixtures and equipment, net                       41,353             36,026
Deferred tax assets                                            1,460              1,460
                                                        ------------       ------------
                                                        $    120,564       $    118,794
                                                        ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          25,223             25,233
    Accrued expenses and other current liabilities             7,572              7,548
    Income taxes payable                                          --              3,541
    Line of credit                                             1,753                 --
                                                        ------------       ------------
                                                              34,548             36,322
                                                        ------------       ------------

Accrued rent                                                   3,465              3,084

Shareholders' equity:
    Common stock                                                  91                 90
    Additional paid-in capital                                44,073             43,043
    Retained earnings                                         38,763             36,699
    Treasury stock                                              (376)              (444)
                                                        ------------       ------------
                                                              82,551             79,388
                                                        ------------       ------------

                                                        $    120,564       $    118,794
                                                        ============       ============

              The accompanying notes are an integral part of these consolidated financial statements.

GADZOOKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)



                                                   THIRD QUARTER ENDED                    NINE MONTHS ENDED
                                            --------------------------------      ---------------------------------
                                              NOVEMBER 3,       OCTOBER 28,        NOVEMBER 3,         OCTOBER 28,
                                                2001               2000               2001               2000
                                            -------------      -------------      -------------      -------------

Net sales                                   $      73,177      $      67,328      $     216,568      $     194,506
Cost of goods sold including buying,
      distribution and occupancy costs             54,317             48,816            163,498            141,313
                                            -------------      -------------      -------------      -------------
          Gross profit                             18,860             18,512             53,070             53,193

Selling, general and administrative
      expenses                                     17,317             15,131             50,121             43,818
                                            -------------      -------------      -------------      -------------
          Operating income                          1,543              3,381              2,949              9,375

Interest income, net                                   48                202                327                659
                                            -------------      -------------      -------------      -------------
          Income before income taxes                1,591              3,583              3,276             10,034

Provision for income taxes                            590              1,272              1,212              3,691
                                            -------------      -------------      -------------      -------------
          Net income                        $       1,001      $       2,311      $       2,064      $       6,343
                                            =============      =============      =============      =============
Net income per share
    Basic                                   $        0.11      $        0.26      $        0.23      $        0.71
                                            =============      =============      =============      =============
    Diluted                                 $        0.11      $        0.25      $        0.22      $        0.68
                                            =============      =============      =============      =============
Weighted average shares outstanding
    Basic                                           9,070              8,894              9,028              8,912
                                            =============      =============      =============      =============
    Diluted                                         9,264              9,248              9,326              9,281
                                            =============      =============      =============      =============

         The accompanying notes are an integral part of these consolidated financial statements

GADZOOKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)



                                                                             NINE MONTHS ENDED
                                                                     -------------------------------
                                                                      NOVEMBER 3,       OCTOBER 28,
                                                                        2001               2000
                                                                     ------------       ------------
Cash flows from operating activities:
  Net income                                                         $      2,064       $      6,343
  Adjustments to reconcile net income to cash
    used in operating activities
      Depreciation                                                          6,089              5,037
      Loss on disposal of fixed assets                                        150                176
      Changes in operating assets and liabilities                         (16,158)           (14,170)
                                                                     ------------       ------------
Net cash used in operating activities                                      (7,855)            (2,614)
                                                                     ------------       ------------

Cash flows from investing activities:
      Capital expenditures, net                                           (11,566)            (8,962)
                                                                     ------------       ------------
Net cash used in investing activities                                     (11,566)            (8,962)
                                                                     ------------       ------------

Cash flows from financing activities:
      Proceeds from line of credit                                          1,753                 --
      Issuance of common stock                                                958                295
      Purchase of treasury stock                                               --               (424)
      Sale of treasury stock under employee stock purchase plan               141                241
                                                                     ------------       ------------
Net cash provided by financing activities                                   2,852                112
                                                                     ------------       ------------

Net decrease in cash and cash equivalents                                 (16,569)           (11,464)
Cash and cash equivalents at beginning of period                           20,284             18,643
                                                                     ------------       ------------
Cash and cash equivalents at end of period                           $      3,715       $      7,179
                                                                     ============       ============

         The accompanying notes are an integral part of these consolidated financial statements

GADZOOKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 3, 2001 and February 3, 2001, and the results of operations and cash flows for the third quarter and nine months ended November 3, 2001 and October 28, 2000. The results of operations for the third quarter and nine months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated balance sheet as of February 3, 2001 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

         Fiscal year: The Company's fiscal year is the 52- or 53-week period that ends on the Saturday closest to the end of January. "Fiscal 2001" is the 52-week period ending February 2, 2002.

2.       LONG-TERM OBLIGATIONS

         On June 1, 2001, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The Company pays commitment fees of 0.33% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, debt to equity, net income and fixed charge coverage minimums as well as certain other ratios customary in such agreements. At November 3, 2001, the Company was in technical default of its line of credit covenant that requires net income of not less than $1 on a trailing two-quarter basis determined as of each fiscal quarter end. Prior to the default, the bank issued a waiver for the respective covenant through the end of the third quarter; however, the Company will be subject to the covenant on a going forward basis. Amounts available to borrow under the line of credit, as limited by the cash flow multiple, totaled $15 million at November 3, 2001. At November 3, 2001 a total of $2.3 million (including letters of credit of $0.5 million) was outstanding under the revolving line. All amounts borrowed under the revolving line of credit will become due on June 1, 2002, the date the credit agreement matures.

GADZOOKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Unaudited)



3.       EARNINGS PER SHARE

         The following table outlines the Company's calculation of weighted average shares outstanding (in thousands):



                                                              QUARTER ENDED                       NINE MONTHS ENDED
                                                    --------------------------------      --------------------------------
                                                     NOVEMBER 3,        OCTOBER 28,        NOVEMBER 3,        OCTOBER 28,
                                                        2001               2000               2001                2000
                                                    -------------      -------------      -------------      -------------
Weighted average common shares outstanding
   (basic)                                                  9,070              8,894              9,028              8,912
Effect of dilutive options                                    194                354                298                369
                                                    -------------      -------------      -------------      -------------
Weighted average common and dilutive potential
   shares outstanding (diluted)                             9,264              9,248              9,326              9,281
                                                    =============      =============      =============      =============


         The treasury stock method is used to determine dilutive potential common shares outstanding related to stock options. Options which, based on their exercise price, would be antidilutive are not considered in the treasury stock method calculation. Options excluded from the earnings per share calculation due to their antidilutive nature totaled 474,668 and 131,476 for the quarters ended November 3, 2001 and October 28, 2000, and 376,248 and 99,316 for the nine months ended November 3, 2001 and October 28, 2000, respectively.

4.       GAIN ON LITIGATION

         In September 2001, the Company favorably settled a lawsuit with another mall tenant for $750,000. The cash settlement was received and recorded in the third quarter net of an insurance subrogation claim of approximately $10,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



GENERAL

Gadzooks is a mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 14 and 18. As of November 3, 2001, the Company had opened 52 new Gadzooks stores, opened one new Orchid store, and closed two Gadzooks stores since the beginning of the fiscal year. As of the end of the third quarter of fiscal 2001, Gadzooks operated 426 stores in 40 states.

The Company's business is subject to seasonal influences with higher sales during the Christmas holiday, back-to-school and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.


RESULTS OF OPERATIONS

The third quarter ended November 3, 2001 compared to the third quarter ended October 28, 2000

         Net Sales

Net sales increased approximately $5.9 million, or 8.8 percent, to $73.2 million during the third quarter of fiscal 2001 from $67.3 million during the comparable quarter of fiscal 2000. The total Company sales increase was attributed to the 86 new stores not yet included in the comparable store sales base ($7.8 million), which was slightly offset by the comparable store sales decrease ($1.9 million). Comparable store sales decreased 3.2 percent for the third quarter of fiscal 2001. The Company experienced comparable store sales decreases in all categories except unisex t-shirts. The average dollar sale increased 6.2 percent for the quarter, and the number of transactions per average store declined by
9.2 percent. A store becomes comparable after it has been open for 14 full fiscal months.

         Gross profit

Gross profit increased approximately $0.5 million to $19.0 million during the third quarter of fiscal 2001 from $18.5 million during the comparable quarter of fiscal 2000. As a percentage of net sales, gross profit decreased approximately 173 basis points to 25.77 percent from 27.50 percent for the comparable quarter of last year. The 173 basis point decline was the result of a 205 basis point increase in store occupancy costs as a percentage of sales and a 44 basis point increase in buying and distribution costs as a percentage of sales partially offset by a 76 basis point increase in merchandise margin. Of the increase in occupancy costs as a percentage of sales, 170 basis points was due to negative sales leverage, and the rest was the result of a 2.2 percent increase in occupancy costs per average square foot due to the higher costs associated with new stores. About half of the increase in buying and distribution costs as a percentage of sales was due to negative sales leverage, and the remainder was the result of an increase in buying and distribution costs per store, primarily due to the full staffing of the merchandising department. The increase in merchandise margins was primarily the result of a net reduction in markdowns this year.

         Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $2.2 million to $17.3 million during the third quarter of 2001 from $15.1 million during the comparable quarter of fiscal 2000. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year. As a percentage of net sales, SG&A increased approximately 119 basis points to 23.66 percent during the third quarter of fiscal 2001 from 22.47 percent during the third quarter of last year. The increase in the SG&A percentage is primarily due to negative sales leverage, a one percent increase in selling costs per retail square foot and a charitable contribution accrual for over $300,000 related to a t-shirt program to raise funds for the victims of the September 11, 2001 attack on the United States. This increase was partially offset by the leveraging of corporate expenses over the larger store base, a reduction in performance-based compensation, and the favorable settlement of litigation against another mall tenant during the quarter that resulted in a gain of approximately $740,000.

         Interest

The Company's net interest income decreased $154,000 to $48,000 during the third quarter of fiscal 2001 from $202,000 in the comparable period of last year as a result of lower average cash balances and lower interest rates.

The nine months ended November 3, 2001 compared to the nine months ended October 28, 2000.

         Net sales

Net sales increased approximately $22.1 million, or 11.4 percent, to $216.6 million during the first nine months of fiscal 2001 from $194.5 million during the comparable period of fiscal 2000. The total Company sales increase was primarily attributed to the 86 new stores not yet included in the comparable store sales base ($32.7 million), which was partially offset by the comparable store sales decrease ($10.6 million). Comparable store sales decreased 5.6 percent for the first nine months of fiscal 2001, and the Company has experienced comparable store sales decreases in all of its major categories. The Company's year-to-date average dollar sale has increased 2.2 percent, and the number of transactions per average store has declined by 7.9 percent.

         Gross profit

Gross profit was flat during the first nine months of fiscal 2001 as compared to the same period of fiscal 2000. As a percentage of sales, gross profit decreased approximately 284 basis points to 24.51 percent from 27.35 percent for the comparable nine months of last year. Merchandise margin as a percentage of sales decreased 90 basis points from the prior year primarily due to increased markdowns. The Company experienced 168 and 26 basis point increases in store occupancy and buying and distribution costs as a percentage of sales, respectively. The increases were primarily the result of the negative leverage effect of the comparable store sales decrease.

         Selling, general and administrative expenses

SG&A increased approximately $6.3 million to $50.1 million during the first nine months of 2001 from $43.8 million during the comparable nine months of fiscal 2000. The aggregate increase in SG&A is primarily attributable to additional store expenses related to the 53 new stores opened so far this year. As a percentage of net sales, SG&A increased 61 basis points to 23.14 percent during the first nine months of fiscal 2001 from 22.53 percent during the comparable nine months of last year. The increase in the SG&A percentage is primarily the result of the negative leverage effect of the Company's year-to-date comparable store sales decrease.

         Interest

The Company's net interest income decreased $332,000 to $327,000 during the first nine months of fiscal 2001 from $659,000 in the comparable period of last year due primarily to lower average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         General

The Company's primary uses of cash are financing new store openings and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations, cash on-hand, and its revolving line of credit.

         Cash Flows

At November 3, 2001, cash and cash equivalents were $3.7 million, down $16.6 million since February 3, 2001. The Company's primary uses of cash so far this year are as follows: increased inventory levels of $11.7 million (primarily for new stores), capital expenditures of $11.6 million primarily for new or remodeled stores and outfitting some stores with loss prevention systems, an increase in other assets of $1.9 million (consisting primarily of income taxes receivable) and a decrease in income taxes payable of $3.5 million. The Company opened 52 new Gadzooks stores and one new Orchid store during the first nine months of 2001 as compared with 43 new Gadzooks stores in the same period of the prior year.

         Credit Facility

On June 1, 2001, the Company renewed and revised its existing credit facility with Wells Fargo Bank. The revised facility provides an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 150% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The Company pays commitment fees of 0.33% on the unused portion of the revolving line of credit. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases. The covenants also require the Company to maintain certain tangible net worth, working capital, debt to equity, net income and fixed charge coverage minimums as well as certain other ratios customary in such agreements. At November 3, 2001, the Company was in technical default of its line of credit covenant that requires net income of not less than $1 on a trailing two-quarter basis determined as of each fiscal quarter end. Prior to the default, the bank issued a waiver for the respective covenant through the end of the third quarter; however, the Company will be subject to the covenant on a going forward basis. Amounts available to borrow under the line of credit, as limited by the cash flow multiple, totaled $15 million at November 3, 2001. At November 3, 2001, a total of $2.3 million (including letters of credit of $0.5 million) was outstanding under the revolving line. All amounts borrowed under the revolving line of credit will become due on June 1, 2002, the date the credit agreement matures.

         Capital Expenditures

As of the filing date of this document, the Company has opened all 56 new Gadzooks stores and four new Orchid stores scheduled for opening this year. Capital expenditures for the remainder of the year are estimated to be approximately $2.0 million to complete the new stores, remodel existing stores and purchase information systems.

Management believes that the Company's working capital, credit facility and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements through the end of fiscal 2001.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("FAS 144"), in October 2001, which establishes accounting and reporting standards for impairment and disposition of long-lived assets, including discontinued operations. FAS 144 becomes effective for all financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company is analyzing the provisions of FAS 144, as they relate to our accounting policies. The adoption of FAS 144 will have no immediate impact on the Company, but could impact future store closures.


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



                                                   GADZOOKS, INC.
                                                    (Registrant)




DATE:  December 18, 2001          By:           /s/  JAMES A. MOTLEY
                                      ------------------------------------------
                                                   James A. Motley
                                       Vice President / Chief Financial Officer
                                              (Chief Accounting Officer and
                                      Duly Authorized Officer of the Registrant)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------

  3.1  --    Third Restated Articles of Incorporation of the Company (filed as
             Exhibit 4.1 to the Company's Form S-8 (No. 33-98038) filed with the
             Commission on October 12, 1995 and incorporated herein by
             reference).

  3.2  --    Amended and Restated Bylaws of the Company (filed as Exhibit 4.2 to the Company's Form S-8 (No. 33-98038) filed with the Commission on
             October 12, 1995 and incorporated herein by reference).

  3.3  --    First Amendment to the Amended and Restated Bylaws of the Company
             (filed as Exhibit 3.3 of the Company's Quarterly Report on Form
             10-Q for the quarter ended August 2, 1997 filed with the Commission on September 16, 1997 and incorporated herein by reference).

  4.1  --    Specimen Certificate for shares of Common Stock, $.01 par value, of the Company (filed as Exhibit 4.1 to the Company's Amendment No. 2 to Form S-1 (No. 33-95090) filed with the Commission on September
             8, 1995 and incorporated herein by reference).

  4.2  --    Rights Agreement dated as of September 3, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit 1 to the Company's Form 8-A filed with the Commission on September 4,
             1998 and incorporated herein by reference).

 10.1  --    Purchase Agreement dated as of January 31, 1992 among the Company,
             Gerald R. Szczepanski, Lawrence H. Titus, Jr. and the Investors
             listed therein (filed as Exhibit 10.1 to the Company's Form S-1
             (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

 10.2  --    Purchase Agreement dated as of May 26, 1994 among the Company,
             Gerald R. Szczepanski, Lawrence H. Titus, Jr. and the Investors
             listed therein (filed as Exhibit 10.2 to the Company's Form S-1
             (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

 10.3  --    Credit Agreement dated as of January 30, 1997 between the Company and Wells Fargo Bank (Texas), National Association (filed as
             Exhibit 10.3 to the Company's 1996 Annual Report on Form 10-K filed with the Commission on April 23, 1997 and incorporated herein by reference).

 10.4  --    Form of Indemnification Agreement with a schedule of director signatories (filed as Exhibit 10.5 to the Company's Form S-1 (No.
             33-95090) filed with the Commission on July 28, 1995 and
             incorporated herein by reference).

 10.5  --    Employment Agreement dated January 31, 1992 between the Company and
             Gerald R. Szczepanski, as continued by letter agreement (filed as
             Exhibit 10.6 to the Company's Form S-1 (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

 10.6  --    1992 Incentive and Nonstatutory Stock Option Plan dated February
             26, 1992, and Amendments No. 1 through 3 thereto (filed as Exhibit
             10.8 to the Company's Form S-1 (No. 33-95090) filed with the
             Commission on July 28, 1995 and incorporated herein by reference).

 10.7  --    1994 Incentive and Nonstatutory Stock Option Plan for Key Employees
             dated September 30, 1994 (filed as Exhibit 10.9 to the Company's
             Form S-1 (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

 10.8  --    1995 Non-Employee Director Stock Option Plan (filed as Exhibit
             10.10 to the Company's Form S-1 (No.33-00196) filed with the
             Commission on January 9, 1996 and incorporated herein by
             reference).

 10.9  --    Gadzooks, Inc. Employees' Savings Plan, as amended and revised
             (filed as Exhibit 4.5 to the Company's Form S-8 (No. 333-68205)
             filed with the Commission on December 1, 1998 and incorporated herein by reference).

10.10  --    Severance Protection Agreement dated September 1, 1998 between the
             Company and Gerald R. Szczepanski (filed as Exhibit 10.24 to the
             Company's Quarterly Report on Form 10-Q filed with the Commission on December 15, 1998 and incorporated herein by reference).

10.11  --    Amendment No. 4 to the Gadzooks, Inc. 1992 Incentive and
             Nonstatutory Stock Option Plan (filed as Exhibit 10.14 to the
             Company's Amendment No. 3 to Form S-1 (No. 33-95090) filed with the
             Commission on September 27, 1995 and incorporated herein by reference).

10.12  --    Amendment No. 5 to the Gadzooks, Inc. 1992 Incentive and
             Nonstatutory Stock Option Plan dated September 12, 1996 (filed as
             Exhibit 10.13 to the Company's 1996 Annual Report on Form 10-K
             filed with the Commission on April 23, 1997 and incorporated herein by reference).

10.13  --    Amendment No. 1 to the 1994 Incentive and Nonstatutory Stock Option
             Plan for Key Employees dated September 12, 1996 (filed as Exhibit
             10.14 to the Company's 1996 Annual Report on Form 10-K filed with the Commission on April 23, 1997 and incorporated herein by reference).

10.14  --    Gadzooks, Inc. Employee Stock Purchase Plan (filed as Exhibit 4.5 to the Company's Form S-8 (No. 333-50639) filed with the Commission on April 21, 1998 and incorporated herein by reference).

10.15  --    Lease Agreement between Gadzooks, Inc. (Lessee) and CB Midway
             International, LTD. (Lessor) dated August 23, 1996 (filed as
             Exhibit 10.17 to the Company's 1997 Annual Report on Form 10-K
             filed with the Commission on April 27, 1998 and incorporated herein by reference).

10.16  --    Gadzooks, Inc. 401(k) Plan and Profit Sharing Plan Adoption
             Agreement (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed with the Commission on June 9, 1998, and incorporated herein by reference).

10.17  --    Amendment No. 1 to the Credit Agreement between the Company and
             Wells Fargo Bank (Texas), National Association, dated June 11, 1998
             (filed as Exhibit 10.19 to the Company's Quarterly Report on Form
             10-Q filed with the Commission on September 15, 1998, and
             incorporated herein by reference).

10.18  --    Amendment No. 2 to the Credit Agreement between the Company and
             Wells Fargo Bank (Texas) National Association, dated May 14, 1999
             (filed as Exhibit 10.20 to the Company's Quarterly Report on Form
             10-Q filed with the Commission on June 15, 1999 and incorporated herein by reference).

10.19  --    Amendment No. 6 to the Gadzooks, Inc. 1992 Incentive and
             Non-Statutory Stock Option Plan dated June 18, 1998 (filed as
             Exhibit 4.8 to the Company's Form S-8 (No. 333-60869) filed with the Commission on August 7, 1998 and incorporated herein by reference).

10.20  --    Amendment No. 1 to the Gadzooks, Inc. 1995 Non-Employee Director
             Stock Option Plan dated June 18, 1998 (filed as Exhibit 4.10 to the
             Company's Form S-8 (No. 333-60869) filed with the Commission on
             August 7, 1998 and incorporated herein by reference).

10.21  --    Amendment No. 3 to the Credit Agreement between the Company and
             Wells Fargo Bank (Texas) National Association dated June 1, 2000
             (filed with the Commission on June 13, 2000 and incorporated herein by reference).

10.22  --    Management Services Agreement by and between Gadzooks Management,
             L.P. and Gadzooks, Inc. dated June 28, 2000 (filed as Exhibit 10.25 in the Company's Quarterly Report on Form 10-Q filed with the
             Commission on September 12, 2000 and incorporated herein by reference).

10.23  --    Lease and Occupancy Agreement between Gadzooks, Inc. and Gadzooks
             Management, L.P. dated June 28, 2000 (filed as Exhibit 10.26 to the Company's Quarterly Form 10-Q filed with the Commission on
             September 12, 2000 and incorporated herein by reference).

10.24  --    Amendment No. 7 to the Gadzooks, Inc. 1992 Incentive and
             Nonstatutory Stock Option Plan dated as of March 30, 2000 (filed as
             Exhibit 4.9 to the Company's Form S-8 (No. 333-48350) filed with the Commission on October 20, 2000 and incorporated herein by reference).

10.25  --    Amendment No. 1 to the Gadzooks, Inc. Employee Stock Purchase Plan
             dated as of March 30, 2000 (filed as Exhibit 4.11 to the Company's form S-8 (No. 333-48350) filed with the Commission on October 20,
             2000 and incorporated herein by reference).

10.26  --    Amendment No. 4 to the Credit Agreement between the Company and
             Wells Fargo Bank (Texas) National Association, dated June 1, 2001
             (filed as Exhibit 10.28 to the Company's Quarterly Report on Form
             10-Q filed with the Commission on June 18, 2001 and incorporated herein by reference).

10.27  --    Executive Retirement Agreement between Gadzooks Management, L.P.
             and Gerald R. Szczepanski dated July 31, 2001.

10.28* --    First Amendment to the Severance Protection Agreement between
             Gadzooks Management, L.P. and Gerald R. Szczepanski dated June 1,
             2001.

10.29* --    Severance Protection Agreement between Gadzooks Management, L.P.
             and Paula Y. Masters dated July 1, 2001.

10.30* --    Severance Protection Agreement between Gadzooks, Inc. and James F.
             Wimpress, Jr. dated July 1, 2001.

10.31* --    Severance Protection Agreement between Gadzooks Management, L.P.
             and William S. Kotch, III dated July 1, 2001.

----------

*Filed herewith (unless otherwise indicated, exhibits are previously filed).