Form 10-K
period 2002-02-02
GADZOOKS INC
filed 2002-04-29
CIK 924140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       For Annual and Transition Reports Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ---
     The aggregate market value of Common Stock held by non-affiliates of the registrant on April 25, 2002 was approximately $117,109,093. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

     On April 25, 2002, the registrant had 9,157,169 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II incorporates information by reference from the registrant's Annual Report to Shareholders for the fiscal year ended February 2, 2002, filed herewith as Exhibit 13.

     Part III incorporates information by reference from the registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

     Gadzooks, Inc. together with its wholly-owned subsidiaries, the "Company" or "Gadzooks," is a mall-based specialty retailer of casual apparel and related accessories for young men and women, principally between the ages of 14 and 18. At the end of fiscal 2001, the Company operated 427 Gadzooks stores in both metropolitan and middle markets in 40 states. During fiscal 2001, the Company opened 56 new Gadzooks stores and closed four Gadzooks stores. The Company plans to open approximately 12 new Gadzooks stores in fiscal 2002, seven of which were open as of April 5, 2002.

     In the second half of fiscal 2001, the Company began testing a new retail concept with the opening of four Orchid stores in two states. The Orchid concept caters to the unique innerwear and sleepwear needs of females between the ages of 14 and 22. The Company is still evaluating the concept and could open one more new store this year as part of the evaluation process.

     Management believes that current demographic trends provide the Company with the opportunity to continue its store expansion program. According to the U.S. Census Bureau, there were over 31 million teenagers in the United States in 2000 and the number is expected to grow to approximately 34 million by 2005. Management believes that teenagers represent both a growing part of the U.S. population and an increasing source of purchasing power.

     The Company was incorporated in Texas in 1982. Its executive offices are located at 4121 International Parkway, Carrollton, Texas 75007, and its telephone number is (972) 307-5555.

BUSINESS STRATEGY

     The Company is a leading retailer of brand name casual apparel and related accessories for teenagers. The principal elements of the Company's business strategy in its Gadzooks stores are:

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

     o Multiple Merchandise Categories. A key component of the Company's merchandising strategy is to reduce its dependence on any one fashion, style, brand or item by offering products in a broad range of categories. Each Gadzooks store carries approximately 2,400 stock-keeping units or "SKUs" (excluding different sizes of the same item), including woven and knit tops, jeans, shorts, junior dresses, swimwear, t-shirts, footwear, sunglasses, watches, jewelry and other accessory items. The Company regularly monitors store sales by classification, style, vendor and size to identify emerging fashion trends, and manages the product mix in its stores to respond to the spending patterns of its customers. The Company believes that its success to date has been largely attributable to its ability to meet the changing fashion preferences of its customers.

     o Emphasis on Brand Name Merchandise Supplemented by Private Brands. Another key feature of the Company's merchandising strategy is to offer a wide variety of popular brand name merchandise based on its belief that its customers shop primarily for recognized labels and designs. The Company's merchandise includes high visibility names such as ECKO, Billabong, Fox, Puma, Candie's, Hurley and others. The Company is continuing to grow its private brand business in order to better meet the needs of its customers. Private brands allow the Company the opportunity to expand its customer base by providing merchandise of comparable quality to brand name merchandise at competitive prices and to capitalize on fashion trends when branded vendors are not offering the latest in trends. The Company concentrates on merchandise that appeals to the mainstream teenager, rather than relying on "cutting edge" products. The Company believes that this strategy is consistent with its philosophy of responding to its customers' fashion preferences as opposed to establishing fashion trends.

     o Metropolitan and Middle Market Locations. A central aspect of the Company's strategy has been the development of a store concept that is successful in both metropolitan and middle markets. The Company believes that teenagers throughout the United States frequently have similar fashion preferences as a result of the influence of television programs, sports, MTV and music and fashion magazines. As a result, the Company has been able to operate stores successfully across a broad range of demographic and geographic markets, increasing the number of potential sites available to the Company.

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

     o Entertaining Store Environment. The Company believes that its stores are visually appealing and provide a fun and enjoyable shopping experience for its customers. Gadzooks' stores are designed to create a high energy, fun environment using television monitors featuring popular music videos and creative, eye-catching signage. The Company's signature Volkswagen Beetle is a feature attraction in the stores. The Company believes that its entertaining store design encourages customers to visit the stores more frequently and to shop in the stores for longer periods of time. While Gadzooks' stores are designed to appeal primarily to the teenage customer, the Company also strives to create a shopping environment that is comfortable for adults.

     o Investment in Systems and Personnel. The Company is committed to investing in information systems and using current technology to help execute its merchandising strategy. The Company's systems provide its buyers and merchandise planners with daily sales and inventory information by store, style, vendor and size, allowing Gadzooks to respond to changing customer preferences and to stock the appropriate quantities and styles of merchandise at each store. The Company is also committed to attracting and retaining highly qualified, service-oriented management and sales associates and providing them with career advancement opportunities. The corporate culture at Gadzooks promotes the open exchange of new ideas and information between all levels of the Company, thereby enabling management to supplement the data from its information systems with the practical experience of its employees.

     o Distribution Capabilities. The Company believes that its 207,000 square-foot facility in the Dallas area can support the merchandising needs of more than 600 stores, providing for the Company's continued store expansion for the next few years. The Company believes the distribution center is a critical element in its future growth plans.

STORE LOCATIONS

     As of April 5, 2002, the Company operated 434 Gadzooks stores in 40 states. The Company's existing Gadzooks stores are located in metropolitan markets such as Dallas, Chicago, Atlanta, Boston and Kansas City, as well as middle markets such as Amarillo, Texas; Tupelo, Mississippi; and Roanoke, Virginia. The following lists the Gadzooks stores by city and state.

ALABAMA                ILLINOIS                  MARYLAND                NEW MEXICO           PENNSYLVANIA       TEXAS - CONT.
-------                --------                  --------                ----------           ------------       -------------
Huntsville             Bloomington               Baltimore(5)            Albuquerque(2)       Altoona            Port Arthur
Mobile                 Carbondale                Frederick               Las Cruces           Chambersburg       San Angelo
Montgomery             Champaign                 Hagerstown              Santa Fe             Erie               San Antonio(5)
Oxford                 Chicago(13)                                                            Harrisburg(2)      Sherman
                       Fairview Heights/         MASSACHUSETTS           NEW YORK             Indiana            Temple
                         St.Louis                -------------           --------             Johnstown          Texarkana
ARIZONA                Moline                    Boston(6)               Albany(2)            Lancaster          Tyler
-------                Peoria                                            Lakewood             Muncy              Victoria
Phoenix                Rockford                  MICHIGAN                Massapequa           Philadelphia(2)    Waco
                       Springfield               --------                Rochester(3)         Pittsburgh(8)      Wichita Falls
ARKANSAS                                         Ann Arbor               Syracuse(2)          Pottstown
--------                                         Battle Creek                                 Scranton
Fayetteville                                     Detroit(5)                                   Selinsgrove        UTAH
Fort Smith             INDIANA                   Flint                   NORTH CAROLINA       State College      -----
Jonesboro              -------                   Grand Rapids(2)         --------------       Wilkes-Barre       Salt Lake City(3)
Little Rock(2)         Bloomington               Holland                 Asheville
                       Elkhart                   Jackson                 Cary
                       Evansville                Lansing                 Charlotte(2)
COLORADO               Fort Wayne                Monroe                  Concord              RHODE ISLAND       VIRGINIA
--------               Indianapolis(2)           Muskegon                Fayetteville         ------------       --------
Denver(3)              Lafayette                 Port Huron              Greensboro           Providence         Charlottesville
Grand Junction         Merrillville              Portage                 Greenville                              Chesapeake
                       Muncie                    Saginaw                 Hickory                                 Christiansburg
DELAWARE               South Bend                Traverse City           High Point           SOUTH CAROLINA     Danville
--------               Terre Haute                                       Jacksonville         --------------     Fredericksburg
Dover                                                                    Raleigh-Durham(2)    Charleston(2)      Harrisonburg
Newark                                                                   Wilmington           Columbia(2)        Lynchburg
                                                                         Winston-Salem        Florence           Newport News
FLORIDA                IOWA                                                                   Greenville         Norfolk
-------                ----                      MINNESOTA                                    Myrtle Beach       Roanoke
Boca Raton             Ames                      ---------                                    Spartanburg        Virginia Beach
Boynton Beach          Cedar Falls               Duluth                                                          Washington, DC(3)
Daytona Beach          Cedar Rapids(2)           Mankato                                                         Winchester
Fort Lauderdale(3)     Council Bluffs            Minneapolis/            NORTH DAKOTA
Fort Myers             Davenport                   St. Paul(7)           ------------         SOUTH DAKOTA
Fort Walton Beach      Des Moines(3)             St. Cloud               Fargo                ------------
Gainesville            Dubuque                                           Minot                Rapid City         WASHINGTON
Jacksonville(3)        Fort Dodge                MISSISSIPPI                                  Sioux Falls        ----------
Jensen Beach           Iowa City                 -----------             OHIO                                    Seattle(2)
Lakeland               Sioux City                Biloxi                  ----                 TENNESSEE
Melbourne              Waterloo                  Hattiesburg             Akron                ---------          WEST VIRGINIA
Merritt Island                                   Jackson                 Canton               Chattanooga(2)     -------------
Miami                                            Meridian                Cincinnati(2)        Clarksville        Bluefield
Naples                                           Tupelo                  Cleveland(5)         Jackson            Bridgeport
Orlando(6)             KANSAS                                            Columbus(2)          Johnson City       Charleston
Panama City            ------                    MISSOURI                Dayton(2)            Kingsport          Huntington
Pensacola              Hays                      --------                Findlay              Knoxville(2)       Morgantown
Port Charlotte         Hutchinson                Cape Girardeau          Heath                Memphis(3)         Mount Hope
Port Richey            Kansas City               Columbia                Lancaster            Nashville(3)       Parkersburg
Sarasota               Manhattan                 Jefferson City          Lima
Tallahassee(2)         Salina                    Joplin                  Mansfield            TEXAS              WISCONSIN
Tampa(7)               Topeka                    Kansas City(3)          Marion               -----              ---------
Vero Beach             Wichita(2)                Springfield             New Philadelphia     Abilene            Appleton
West Palm Beach(2)                               St. Joseph              Piqua                Amarillo           Eau Claire
                       KENTUCKY                  St. Louis(4)            Sandusky             Austin(3)          Green Bay
                       -------                                           St. Clairsville      Beaumont           LaCrosse
                       Ashland                   NEBRASKA                Toledo               Brownsville        Madison(2)
                       Bowling Green             --------                Youngstown/Niles(2)  College Station    Milwaukee(3)
GEORGIA                Elizabethtown             Grand Island            Zanesville           Corpus Christi     Wausau
-------                Florence/Cincinnati       Lincoln                                      Dallas/
Athens                 Lexington                 Omaha(2)                                       Fort Worth(11)
Atlanta(9)             Louisville(2)                                                          Denton
Augusta                Owensboro                 NEW HAMPSHIRE           OKLAHOMA             El Paso(2)
Macon                  Paducah                   -------------           --------             Harlingen
Rome                                             Manchester              Bartlesville         Houston(11)
Savannah                                         Salem                   Enid                 Killeen
Valdosta               LOUISIANA                                         Lawton               Laredo
                       ---------                 NEW JERSEY              Muskogee             Longview
IDAHO                  Alexandria                ----------              Norman               Lubbock
-----                  Baton Rouge(2)            Cherry Hill/            Oklahoma City(4)     Lufkin
Boise                  Houma                       Philadelphia          Shawnee              McAllen
                       Lafayette                 Deptford/Philadelphia   Tulsa(3)             Midland/Odessa(2)
                       Lake Charles              Eatontown
                       Monroe                    Freehold
                       New Orleans(3)            Livingston
                       Shreveport/Bossier City   Mays Landing
                                                 Phillipsburg
                                                 Wayne

As of April 5, 2002, the Company operated four Orchid stores in two states. The stores are located as follows: Houston, Texas (2), Dallas, Texas and New Orleans, Louisiana.

EXPANSION STRATEGY

     The following table provides a history of the Gadzooks store expansion program over the past five fiscal years.

                                                                         Fiscal Year
                                                       2001       2000       1999       1998       1997
                                                     --------   --------   --------   --------   --------
Number of stores open at beginning of period              375        326        312        250        183
Number of new stores opened                                56         52         19         63         67
Number of stores closed                                     4          3          5          1         --
                                                     --------   --------   --------   --------   --------
Number of stores open at end of period                    427        375        326        312        250
                                                     ========   ========   ========   ========   ========

     The Company's expansion strategy for fiscal 2002 is to continue to open stores in enclosed shopping malls in both metropolitan and middle markets. The Company expects to open approximately 12 new Gadzooks stores during fiscal 2002, seven of which have been opened as of April 5, 2002. The Company believes that the broad appeal of the Gadzooks' concept enables it to operate successfully in diverse geographic and demographic markets, thereby increasing the total number of potential sites available to the Company.

     The Company typically expands from existing markets into contiguous new markets and attempts to cluster its stores within a market area in order to achieve management and operating efficiencies and to enhance its name recognition. In fiscal 2001, the Company opened its first store on the west coast with several new stores in the state of Washington. In fiscal 2002, the Company will open its first store in the state of Oregon. The Company closed four under-performing stores during fiscal 2001 and analyzes stores for potential closing from time to time.

     The Company has, from time to time, analyzed potential acquisitions of small chains of stores that serve its target customer in order to provide the Company with more rapid access to desirable locations and new markets. The Company may consider such acquisitions again in the future. Except for a limited number of stores acquired from former franchisees, the Company has never made any such acquisitions and does not currently have agreements in place for any in the future.

MERCHANDISING

     The Company's merchandising strategy at its Gadzooks stores is to provide a wide range of brand name casual apparel and related accessories that reflect the fashion preferences of young men and women principally between the ages of 14 and 18. Each store typically carries an inventory of approximately 2,400 SKUs.

     The Company's merchandise includes highly visible names such as ECKO, Billabong, Fox, Puma, Candie's, Hurley and others. The Company concentrates on merchandise that appeals to the mainstream teenager rather than relying on "cutting edge" products. The Company believes that this strategy is consistent with its philosophy of responding to its customers' fashion preferences as opposed to establishing fashion trends.

     The Company classifies all of its merchandise into one of the following five categories:

             o Juniors:                      The Juniors category includes
                                             casual sportswear separates
                                             designed for fashion-current
                                             teenage girls, such as knit tops,
                                             woven shirts and vests, denim,
                                             dresses and swimwear. Key brands
                                             in this category include Candie's,
                                             DKNY Jeans, L.E.I., Bongo and Mudd.

             o Young Mens:                   The Young Mens category
                                             includes casual sportswear
                                             separates reflecting current
                                             fashion trends, such as woven and
                                             knit tops and bottoms made of denim
                                             and other fabrics. Key brands in
                                             this category include ECKO,
                                             Billabong, Fox, Hurley and Puma.

             o Accessories:                  The Accessories category includes
                                             a variety of male, female and
                                             unisex accessories including
                                             sunglasses, watches, wallets,
                                             hair accessories, backpacks,
                                             necklaces, hats and other
                                             accessories. Key brands in this
                                             category include ECKO, Fossil,
                                             Fox and Candie's.

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

             o Footwear:                     The Company offers a limited
                                             selection of male, female and
                                             unisex footwear including
                                             sandals and active footwear. Key
                                             brands in this category include
                                             Candie's, Dr. Marten, Vans, Puma
                                             and ECKO.

     The following table sets forth the Company's merchandise sales by category as an approximate percentage of total net sales:


                                             FISCAL YEAR
                                       2001      2000      1999
                                      ------    ------    ------
         Juniors                          39%       38%       34%
         Young Mens                       27        27        30
         Accessories                      16        17        16
         Unisex t-shirts                  13        12        11
         Footwear                          5         6         9
                                      ------    ------    ------
                                         100%      100%      100%
                                      ------    ------    ------

     By offering products in multiple categories, the Company is able to shift its merchandise emphasis among and within its core categories to respond to changing customer preferences. The Company expects to continue to adjust its emphasis in particular categories in response to changing fashion trends and, therefore, its merchandise mix may vary slightly from time to time.

     The Company continues to supplement its national and teen branded merchandise with private brand offerings in order to better meet the needs of its customers. Private brands allow the Company the opportunity to expand its customer base by providing merchandise of comparable quality to brand name merchandise at competitive prices and to capitalize on fashion trends when branded merchandise vendors are not offering the latest in trends. The private brand merchandise is designed internally by the Company's product design team and buying staff. This merchandise is sourced domestically to allow the buying staff to react quickly to developing trends. Private brand sales, including merchandise designed and sourced by Gadzooks under the Candie's label, accounted for approximately 13 percent and 6 percent of the Company's sales in fiscal 2001 and fiscal 2000, respectively.

     In an effort to keep the stores fresh and exciting, the Company's visual merchandising department, in conjunction with the marketing and buying staff, provides specific floor sets and merchandising ideas to the stores and regularly instructs district and store managers on the creative display of merchandise. The merchandise presentation in the stores is significantly changed four times each year to highlight specific merchandise for each of the Company's spring, summer, back-to-school and holiday selling seasons and to maintain a current look. In addition, the Company maintains a constant flow of new merchandise to the stores through shipments from its distribution center on a daily basis to encourage customers to frequently visit its stores. To reduce the risk associated with the introduction of new products, the Company tests certain products in selected stores before determining if it will purchase the product for a broader group of stores.

PURCHASING

     The Company's purchasing staff consists of a chief merchandising officer, divisional merchandising managers, buyers and assistant buyers. The purchasing staff analyze current fashion directions by visiting major fashion markets, maintaining close relationships with the Company's vendors and utilizing focus groups in order to identify styles and trends. In addition, the Company's buyers attend concerts and other events attended by teenagers. The chief merchandising officer, divisional merchandising managers and the buyers regularly monitor merchandise flow through the stores and strive to maintain the appropriate merchandise mix to meet customer demand.

     Due to changes in fashion trends and seasonality, the Company purchases merchandise from numerous vendors throughout the year. During fiscal 2001, the Company did business with approximately 600 vendors. No single vendor accounted for more than 10% of merchandise purchases. Gadzooks believes that strong vendor relationships are important to the growth and success of the Company.

     In addition, the Company uses private label merchandise to supplement its primarily branded product line. Bad Kitty and Misdemeanor are the private label brands established for the junior's category, and Epidemic, Decibel and Verbal Assault have been established for the young men's category.

PLANNING AND ALLOCATION

     The Company continually strives to improve its merchandising, distribution, planning and allocation methods to manage its inventory more productively. The Company's planning and allocation staff work closely with the buyers to determine the correct inventory levels for all stores and merchandise categories. The Company divides its stores into different categories based upon, among other things, geographic location, demographics, sales volume, competition and store capacity. Merchandise allocation is based in part on sales and inventory analysis of the stores by category. Information from the Company's point-of-sale computer system is regularly reviewed and analyzed to assist in making merchandise allocation and markdown decisions.

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

STORE OPERATIONS

     Gadzooks stores are open seven days a week during normal mall hours. The Company's store operations are managed by a vice president of store operations, regional sales directors and district sales managers, who generally have responsibility for seven to nine stores within a geographic district. Individual stores are managed by a store manager and two assistant store managers. A typical store has 6 to 12 part-time sales associates, depending on the season. Gadzooks compensates its district and store managers with a base salary and performance bonuses, based on store sales and shrink results. In addition, stock options are granted to district sales managers and above after their first year of service, with additional grants each year thereafter. Sales associates are compensated on an hourly basis.

     The Company believes that its continued success is dependent in part on its ability to attract, retain and motivate quality employees. In particular, the success of the Company's store expansion program will be dependent on its ability to promote and/or recruit qualified district and store management. The Company has an established training program for future district sales managers. Store managers, many of whom are selected from among the Company's assistant managers, currently complete a one-week training program with a designated training store manager before taking responsibility for a store. A formalized one-week training program for assistant managers has been rolled out to the stores in fiscal 2002. The hiring and training of new sales associates and assistant managers are the responsibility of store managers, and the Company has established training and operations manuals to assist them in this process.

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

STORE ENVIRONMENT

     The Company believes that its stores are visually appealing and provide a fun and enjoyable shopping experience for its customers. Gadzooks stores are designed to create a high energy, fun environment using television monitors featuring popular music videos and creative, eye-catching signage. A standard feature in all stores is the Company's signature Volkswagen Beetle. The Company typically displays a significant amount of merchandise on the walls of the store, with male merchandise along one side and female merchandise along the other. In the center of the store, lower fixtures are used to display merchandise in order to maintain an open feeling. Stores typically feature large windows along the mall which provide an open view of the entire store to mall traffic and are merchandised to draw customers into the store. While Gadzooks stores are designed to appeal primarily to the teenage customer, the Company also strives to create a shopping environment that is comfortable for adults.

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

     Within each shopping mall, the Company typically seeks a highly visible location and often locates its stores near major fashion-oriented department stores, food courts and other specialty stores catering to teenage customers. The Company's existing stores average approximately 2,500 square feet. The Company typically seeks a location of approximately 2,400 to 3,100 square feet with significant mall frontage. However, the Company's flexible store design enables it to take advantage of well-situated sites with more unique layouts. Once a site is approved, the Company, with the assistance of an outside architect, designs the store to meet the specific site characteristics. The Company's construction department seeks competitive bids from outside contractors for the build-out of each store and oversees the construction process. The Company typically requires six to eight weeks to open a new store after construction begins.

MANAGEMENT INFORMATION SYSTEMS

     Each Gadzooks store is linked to the Company's headquarters through a point-of-sale system that interfaces with an IBM RS6000 computer equipped with an integrated merchandising, distribution and accounting software package. The Company's point-of-sale computer system has several features, including merchandise scanning, "price look-up," updated sales reports and on-line credit card approval. These features improve transaction accuracy, speed and checkout time, increase overall store efficiency and enable the Company to track the productivity of individual sales associates.

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

     The Company believes that its current management information and control systems are adequate to support the Company's planned expansion, but regularly evaluates its systems to determine when upgrades or replacements are needed. In 1999, the Company significantly upgraded its information technology infrastructure network to support many ongoing initiatives. The Company implemented enhanced planning and allocation systems in fiscal 2000 and fully integrated the planning system with the planning process in the beginning of fiscal 2002. These changes allow the Company to more efficiently manage and respond to merchandise mix changes at a chain and store level. The Company implemented a new financial system that was fully operational by the end of the third quarter of fiscal 2001. Additionally, the Company has signed a contract to license new point-of-sale, merchandising and distribution systems to be installed and implemented over the course of the next five years.

ADVERTISING AND PROMOTION

     The Company relies primarily on mall traffic, the enthusiasm of its sales associates and existing customers, highly visible store locations and eye-catching signage to attract new customers to the stores. The Company has generally found this approach to be more cost effective than more traditional media advertising. During fiscal 2001, the Company began building an e-mail database of customers. The database is used to advertise and promote merchandise offerings and contests via e-mail blasts as a means to increase customer traffic at the stores. The Company plans the opening of new stores to coincide with peak shopping seasons and mall grand openings when customer traffic is greater. The Company also uses promotions to generate repeat visits to its stores and plans on increasing its advertisements in national magazines, such as Seventeen, Spin and Teen People, in partnership with certain of its vendors. The Company also benefits from advertising by its vendors, especially where Gadzooks is listed as a retailer of their products. The Company's redesigned website features music videos, movie previews, horoscopes, current store fashions and promotions to capture the attention of teenagers and attract them to the stores. The Company has also been active in sponsoring concerts and other teen-related promotional events.

TRADEMARKS

     The Company has registered on the Principal Register of the United States Patent and Trademark Office "Gadzooks" (in various formats) and "Gaditude" and currently has pending registrations for "Bad Kitty," "Decibel," "Epidemic," "Misdemeanor," "Orchid" and "Verbal Assault." Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States.

COMPETITION

     The teenage retail apparel and accessories industry is highly competitive. The Company competes with other retailers for customers, suitable retail locations and qualified management personnel. Gadzooks currently competes with traditional department stores, with national specialty chains such as Old Navy and certain divisions of The Limited, with numerous other teen retailers such as American Eagle Outfitters, The Buckle, Abercrombie & Fitch, Pacific Sunwear, Wet Seal and Hot Topic, and with local specialty stores in certain markets, and to a lesser extent, with mass merchandisers and companies providing shopping sites via the internet. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. The principal competitive factors in the Company's business are fashion, merchandise selection, customer service, price and store location.

EMPLOYEES

     On February 28, 2002, the Company had 1,527 full-time employees and 3,150 part-time employees. Of the Company's 4,677 employees, 148 were corporate personnel, 105 were distribution center employees and 4,424 were store employees. The number of part-time employees varies with seasonal needs. None of the Company's employees are covered by a collective bargaining agreement. The Company seeks to create a casual and supportive working environment and believes its employee relations to be excellent.

                                  RISK FACTORS

     This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21F of the Securities Exchange Act of 1934. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including fluctuations in store sales results, changes in economic conditions, fluctuations in quarterly results and other factors described under the "Risk Factors" section. Such statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this paragraph.

GROWTH STRATEGY: FUTURE OPERATING RESULTS

     The Company's net sales have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, increases in comparable store sales. The Company intends to continue its growth strategy by opening new stores for the foreseeable future, and its future operating results will depend, to a certain degree, upon its ability to open and operate new stores successfully and to manage a larger business profitably. The Company anticipates opening approximately 12 new Gadzooks stores during fiscal 2002. The Company is still evaluating the Orchid concept and could open one more new store this year as part of the evaluation process. In the future, the Company may enter new markets in various regions of the United States. Expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing markets. As an additional part of its growth strategy, the Company has occasionally analyzed the acquisition of other retailers that serve the Company's target customers and may consider such acquisitions again in the future. Except for a limited number of stores acquired from former franchisees, the Company has never made any such acquisitions and does not currently have agreements in place for any in the future. There can be no assurance that the operations of any acquired entities could be successfully integrated with the Company's existing operations or that the combined business would be profitable.

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

     The Company anticipates capital expenditures of $8 million to $10 million in fiscal 2002 to open 12 new Gadzooks stores, remodel one existing store, update the look of selected existing stores and purchase and/or upgrade information systems. The Company has hired a consultant to review the current store base and provide recommendations on ways to update the look of more mature stores. Further, the consultant will develop a plan to increase the visual appeal, flow and shop-ability of all stores. The actual costs that the Company will incur in connection with opening new stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, store size and the extent of the build-out required at the selected site. The Company believes that its existing cash balances, cash generated from operations and funds available under the Company's revolving line of credit will be sufficient to fund its expansion requirements through at least fiscal 2002. The Company cannot give assurance that it will not be required to seek additional sources of funds for such expansion.

FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS

     A variety of factors affect the Company's comparable store sales results, including economic conditions, fashion trends, the retail sales environment, sourcing and distribution of products and the Company's ability to execute its business strategy efficiently. The Company's quarterly comparable store sales results have varied significantly in the past. The Company's comparable store sales results were 17.1%, 5.7%, 9.3% and 1.7% in the first, second, third and fourth quarters of fiscal 2000, respectively, and (4.6)%, (8.9)%, (3.2)% and (3.9)% in the first, second, third and fourth quarters of fiscal 2001, respectively.

CHANGES IN FASHION TRENDS

     The Company's profitability is largely dependent upon its ability to anticipate the fashion tastes of its customers and to provide merchandise and brands that appeals to their preferences in a timely manner. The fashion tastes of the Company's customers may change frequently. The Company's failure to anticipate, identify or react appropriately to changes in styles, trends or brand preferences could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on the Company's operating results, comparable store sales results and image with its customers. See Item 1, "Business -- Merchandising."

PRIVATE LABEL MERCHANDISE

     Sales from private label merchandise, including merchandise designed and sourced by Gadzooks under the Candie's label, accounted for approximately 13% and 6% of net sales in fiscal 2001 and fiscal 2000, respectively. The Company expects to increase the percentage of net sales in private label merchandise in the future, although there can be no assurance that the Company will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because the Company's private label merchandise generally carries higher merchandise margins than its other merchandise, the Company's failure to anticipate, identify and react in a timely manner to fashion trends with its private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse affect on the Company's business, financial condition and results of operations. See Item 1, "Business - Merchandising."

IMPACT OF ECONOMIC CONDITIONS

     Certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including business conditions, interest rates, taxation and consumer confidence in future economic conditions. If the demand for apparel and related merchandise by teenagers declines, the Company's business, comparable store sales results and results of operations would be materially and adversely affected. Although the Company advertises on its website, through e-mail blasts and in national magazines to a limited extent through cooperative agreements with certain of its vendors, its stores rely principally on mall traffic for customers. Therefore, the Company is dependent upon the continued popularity of malls as a shopping destination and the ability of mall anchor tenants and other attractions to generate customer traffic for its stores. A decrease in mall traffic or a decline in economic conditions in the markets in which the Company's stores are located would adversely affect the Company's growth, net sales, comparable store sales results and profitability. See Item 1, "Business."

DEPENDENCE ON SINGLE DISTRIBUTION FACILITY

     The Company's distribution functions for all its stores are handled from a single facility in Carrollton, Texas. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's distribution center will be adequate to support the Company's anticipated future growth.

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

ECONOMIC IMPACT OF RECENT TERRORIST ATTACKS

     As a result of the attacks on September 11, 2001, security has been heightened in public areas, including the regional shopping malls where the Company's stores are located. Any further threat of terrorist attacks or actual terrorist events could lead to lower customer traffic in regional shopping malls. The decline in tourism has also had a negative impact on stores located in Florida. A continued decline in tourism in this market could have a material effect on the Company's sales and profitability. In addition, local authorities or mall management could close regional shopping malls in response to any immediate security concern. For example, on September 11, 2001, substantially all the Company's stores were closed early due to closure of the malls in response to the terrorist attacks. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales that would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY VENDORS

     The Company's business depends on its ability to purchase current season, brand name apparel in sufficient quantities at competitive prices. The inability or failure of key vendors to supply the Company with adequate quantities of desired merchandise, the loss of one or more key vendors or a material change in the Company's current purchase terms could have a material adverse effect on the Company's business. Many of the Company's smaller vendors have limited resources, production capacities and operating histories, and many have limited the distribution of their merchandise in the past. The Company has no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that the Company will be able to acquire desired merchandise in sufficient quantities on terms acceptable to the Company in the future. During the Company's 2001 fiscal year, no single vendor accounted for more than 10% of the Company's merchandise purchases. See
Item 1, "Business -- Merchandising" and "Business -- Purchasing."

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

COMPETITION

     The Company operates in a highly competitive environment, which has experienced aggressive growth in the number of competitors, the number of stores and the amount of square footage dedicated specifically to teen retailing. In a study conducted by Bear, Stearns & Co. Inc. of seventeen teen-oriented retail companies, "the number of stores per million teenagers rose 11.8% between 1995 and 2000, while square footage per youth climbed 13%". The Company currently competes with traditional and department stores, with national specialty chains such as Old Navy and certain divisions of The Limited, with numerous other teen retailers, such as American Eagle Outfitters, The Buckle, Abercrombie & Fitch, Pacific Sunwear, Wet Seal and Hot Topic, with smaller chains and local specialty stores, and to a lesser extent, with mass merchandisers and companies providing shopping sites via the internet. Many of these competitors are larger and have substantially greater resources than the Company. Direct competition with these and other retailers may increase significantly in the future, which could require the Company, among other things, to lower its prices and/or increase its advertising expenses. Increased competition could have a material adverse effect on the Company's operations and comparable store sales results. See Item 1, "Business -- Competition."

STOCK PRICE VOLATILITY

     The market price of the Company's Common Stock has fluctuated substantially since the Company's initial public offering in October 1995. The Company's Common Stock is quoted on The Nasdaq Stock Market, which has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of the Common Stock without regard to the operating performance of the Company. In addition, the Company believes that factors such as quarterly fluctuations in the financial results of the Company, the Company's comparable store sales results, announcements by other apparel retailers, the overall economy and the condition of the financial markets could cause the price of the Company's Common Stock to fluctuate substantially.

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

     The Company has a Shareholder Rights Plan, which is intended to deter an unfriendly takeover of the Company and to help ensure that current shareholders receive fair value upon the sale of their stock to another party seeking control of the Company. See "Notes to Consolidated Financial Statements - Note 12 Shareholder Rights Plan," located on page 29 of the Registrant's 2001 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such Notes to Consolidated Financial Statements are incorporated herein by reference.

ITEM 2.  PROPERTIES.

     All of the existing stores are leased by the Company, with lease terms (excluding renewal option periods exercisable by the Company at escalating rents) expiring between June 2002 and July 2012. The leases for most of the existing stores are for terms of ten years and provide for contingent rent based upon a percent of sales in excess of specified minimums.

     The Company leases its office and distribution center located in Carrollton, Texas under a lease that is scheduled to expire on May 1, 2007.

ITEM 3.  LEGAL PROCEEDINGS.

     In the ordinary course of its business, the Company is periodically a party to lawsuits. The Company does not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

     In the third quarter of fiscal 2001, the Company favorably settled a lawsuit against another mall tenant that resulted in a gain of approximately $740,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information in response to Item 5 is contained in the section entitled "Corporate Information - Share Price Data" located on page 31 of the registrant's 2001 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial and operating data in response to Item 6 is contained in the section entitled "Selected Financial Data," located on page 9 of the registrant's 2001 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information in response to Item 7 is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," located on pages 10 to 17 of the registrant's 2001 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges, or for purposes "other than trading," instruments that are likely to expose the Company to market risk, whether it be from interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps.

     The Company's primary market risk exposure is that of interest rate risk. A change in LIBOR or the Prime Rate as set by Wells Fargo Bank, would affect the rate at which the Company could borrow funds under its credit facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information in response to Item 8 is contained in the registrant's 2001 Annual Report to Shareholders, filed as Exhibit 13 to this Report. Such information is incorporated herein by reference. A cross-reference for location of the requested information is below.

                                                                                            PAGE NUMBER(S) IN
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                  ANNUAL REPORT*
-------------------------------------------                                                 -----------------
Unaudited Quarterly Financial Data.......................................................          14
Consolidated Balance Sheets at February 2, 2002 and February 3, 2001.....................          18
Consolidated Statements of Income for the Years Ended February 2, 2002,
      February 3, 2001, and January 29, 2000.............................................          19
Consolidated Statements of Shareholders' Equity for the Years Ended February 2, 2002,
      February 3, 2001, and January 29, 2000.............................................          20
Consolidated Statements of Cash Flows for the Years Ended February 2, 2002,
      February 3, 2001, and January 29, 2000.............................................          21
Notes to Consolidated Financial Statements...............................................        22 - 29
Report of Independent Accountants........................................................          30
Corporate Information....................................................................          31

* The indicated pages of the Company's 2001 Annual Report to Shareholders are filed as Exhibit 13 to this Report. Exhibit 13 is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The financial statements as cross-referenced in Item 8 of this Report, together with the report thereon of PricewaterhouseCoopers LLP dated March 7, 2002, appearing in the accompanying 2001 Annual Report to Shareholders are incorporated by reference in this Report. With the exception of the aforementioned information and information incorporated in Items 5, 6 and 7, the 2001 Annual Report to Shareholders is not deemed filed as part of this Report.

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

                                             GADZOOKS, INC.



Date:  April 29, 2002                        By  /s/ Gerald R. Szczepanski
                                                 -------------------------------
                                                      Gerald R. Szczepanski
                                                      Chairman of the Board and
                                                      Chief Executive Officer

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

                  Signature                                             Title                             Date
                  ---------                                             -----                             ----
/s/ Gerald R. Szczepanski                                 Chairman of the Board and Chief           April 29, 2002
-------------------------------------------               Executive Officer (Principal
            Gerald R. Szczepanski                         Executive Officer)


/s/ James A. Motley                                       Vice President, Chief Financial           April 29, 2002
-------------------------------------------               Officer, Treasurer and Secretary
               James A. Motley                            (Principal Financial and Accounting
                                                          Officer)


/s/ G. Michael Machens                                    Director                                  April 29, 2002
-------------------------------------------
             G. Michael Machens

/s/ Robert E.M. Nourse                                    Director                                  April 29, 2002
-------------------------------------------
             Robert E.M. Nourse

/s/ Ron G. Stegall                                        Director                                  April 29, 2002
-------------------------------------------
            Ron G. Stegall

/s/ Lawrence H. Titus, Jr.                                Director                                  April 29, 2002
-------------------------------------------
           Lawrence H. Titus, Jr.

/s/ William C. Bousquette                                 Director                                  April 29, 2002
-------------------------------------------
           William C. Bousquette

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

    10.19  -- Amendment No. 6 to the Gadzooks, Inc. 1992 Incentive and
              Nonstatutory Stock Option Plan dated June 18, 1998 (filed as
              Exhibit 4.8 to the Company's Form S-8 (No. 333-60869) filed with the Commission on August 7, 1998 and incorporated herein by reference).

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

    10.25  -- Amendment No. 8 to the Gadzooks, Inc. 1992 Incentive and
              Nonstatutory Stock Option Plan dated as of March 30, 2000 (filed as Exhibit 4.10 to the Company's Form S-8 (No. 333-48350) filed with the Commission on October 20, 2000 and incorporated herein by reference).

    10.26  -- Amendment No. 1 to the Gadzooks, Inc. Employee Stock Purchase
              Plan dated as of March 30, 2000 (filed as Exhibit 4.10 to the
              Company's Form S-8 (No. 333-48350) filed with the Commission on
              October 20, 2000 and incorporated herein by reference).

    10.27  -- Amendment No. 4 to the Credit Agreement between the Company and
              Wells Fargo Bank (Texas) National Association, dated June 1, 2001
              (filed as Exhibit 10.28 to the Company's Quarterly Report on Form
              10-Q filed with the Commission on June 18, 2001 and incorporated herein by reference).

    10.28  -- Executive Retirement Agreement between Gadzooks Management, L.P.
              and Gerald R. Szczepanski dated July 31, 2001 (filed as Exhibit
              10.29 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 18, 2001 and incorporated herein by reference).

    10.29  -- First Amendment to the Severance Protection Agreement between
              Gadzooks Management, L.P. and Gerald R. Szczepanski dated June 1,
              2001 (filed as Exhibit 10.28 to the Company's Quarterly Report on
              Form 10-Q filed with the Commission on December 18, 2001 and incorporated herein by reference).

    10.30  -- Severance Protection Agreement between Gadzooks Management,
              L.P. and Paula Y. Masters dated July 1, 2001 (filed as Exhibit
              10.29 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 18, 2001 and incorporated herein by reference).

    10.31  -- Severance Protection Agreement between Gadzooks, Inc. and
              James F. Wimpress, Jr. dated July 1, 2001 (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 18, 2001 and incorporated herein by reference).

   10.32   -- Severance Protection Agreement between Gadzooks Management,
              L.P. and William S. Kotch, III dated July 1, 2001 (filed as
              Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 18, 2001 and incorporated herein by reference).

    13*    -- Pages 9-31 of the Company's 2001 Annual Report to Shareholders.

    21     -- List of Subsidiaries (filed as Exhibit 21 to the Company's 2000
              Annual Report on Form 10-K filed with the Commission on April 30,
              2001 and incorporated herein by reference).

    23*    -- Consent of PricewaterhouseCoopers  LLP.

    24*    -- Power of Attorney (included on signature page of this report).

----------

* Filed herewith (unless otherwise indicated, exhibits are previously filed).