Form 10-Q
period 2002-05-04
GADZOOKS INC
filed 2002-06-14
CIK 924140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 4, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 13, 2002, the number of shares outstanding of the registrant's common stock is 9,158,229.

                                  GADZOOKS, INC.

                                    FORM 10-Q

                        For the Quarter Ended May 4, 2002

                                      INDEX



                                                                            PAGE
                                                                            ----

PART I.      FINANCIAL INFORMATION


      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets                      3
                  as of May 4, 2002 and February 2, 2002

                  Condensed Consolidated Statements of Income for the        4
                  First Quarter Ended May 4, 2002 and May 5, 2001

                  Condensed Consolidated Statements of Cash Flows for the    5
                  First Quarter Ended May 4, 2002 and May 5, 2001

                  Notes to Consolidated Financial Statements                6-7

      Item 2.     Management's Discussion and Analysis                      8-10
                  of Financial Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosures About            10
                  Market Risk

PART II.     OTHER INFORMATION                                              11

SIGNATURE PAGE                                                              12

INDEX TO EXHIBITS                                                           13

PART 1-- FINANCIAL INFORMATION


GADZOOKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)
(UNAUDITED)



                                                         MAY 4,       FEBRUARY 2,
                                                          2002           2002
                                                       ---------      ----------
ASSETS
Current assets:
    Cash and cash equivalents                          $   7,690      $  14,868
    Short-term investments                                 2,975             --
    Accounts receivable                                    2,126          1,682
    Inventory                                             61,123         63,660
    Other current assets                                   2,304          1,931
                                                       ---------      ---------
                                                          76,218         82,141
                                                       ---------      ---------

Leaseholds, fixtures and equipment, net                   40,694         41,009
Deferred tax assets                                        2,458          2,530
                                                       ---------      ---------
                                                       $ 119,370      $ 125,680
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      18,489         27,091
    Accrued expenses and other current liabilities         7,060          6,277
    Income taxes payable                                     842          1,733
                                                       ---------      ---------
                                                          26,391         35,101
                                                       ---------      ---------

Accrued rent                                               3,840          3,726

Shareholders' equity:
    Common stock                                              91             91
    Additional paid-in capital                            44,873         44,385
    Retained earnings                                     44,465         42,708
    Treasury stock                                          (290)          (331)
                                                       ---------      ---------
                                                          89,139         86,853
                                                       ---------      ---------
                                                       $ 119,370      $ 125,680
                                                       =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

GADZOOKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)





                                              QUARTER ENDED
                                           -------------------
                                            MAY 4,      MAY 5,
                                             2002        2001
                                           -------     -------

Net sales                                  $78,275     $70,838
Cost of goods sold including buying,
      distribution and occupancy costs      56,669      50,912
                                           -------     -------
          Gross profit                      21,606      19,926

Selling, general and administrative
      expenses                              18,785      16,390
                                           -------     -------
          Operating income                   2,821       3,536

Interest income, net                            44         219
                                           -------     -------
          Income before income taxes         2,865       3,755

Provision for income taxes                   1,108       1,389
                                           -------     -------
          Net income                       $ 1,757     $ 2,366
                                           =======     =======

Net income per share
    Basic                                  $  0.19     $  0.26
                                           =======     =======
    Diluted                                $  0.19     $  0.25
                                           =======     =======

Weighted average shares outstanding
    Basic                                    9,095       8,958
                                           =======     =======
    Diluted                                  9,350       9,435
                                           =======     =======

  The accompanying notes are an integral part of these consolidated financial statements

GADZOOKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)
(UNAUDITED)



                                                                  QUARTER ENDED
                                                              ----------------------
                                                                MAY 4,        MAY 5,
                                                                2002           2001
                                                              --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  1,757      $  2,366
  Adjustments to reconcile net income to cash
    used in operating activities
      Loss on disposal of assets                                    22            33
      Depreciation                                               2,212         1,960
      Changes in operating assets and liabilities               (6,804)       (7,420)
                                                              --------      --------
NET CASH USED IN OPERATING ACTIVITIES                           (2,813)       (3,061)
                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                      (1,919)       (3,642)
      Purchase of short-term investments                        (2,975)           --
                                                              --------      --------
NET CASH USED IN INVESTING ACTIVITIES                           (4,894)       (3,642)
                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                     448           594
      Sale of treasury stock under employee benefit plans           81            45
                                                              --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          529           639
                                                              --------      --------

Net decrease in cash and cash equivalents                       (7,178)       (6,064)
Cash and cash equivalents at beginning of period                14,868        20,284
                                                              --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  7,690      $ 14,220
                                                              ========      ========

  The accompanying notes are an integral part of these consolidated financial statements

GADZOOKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Unaudited)


1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 4, 2002 and February 2, 2002, and the results of operations and cash flows for the three months ended May 4, 2002 and May 5, 2001. The results of operations for the three months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated balance sheet as of February 2, 2002 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

Fiscal year: The Company's fiscal year is the 52- or 53-week period that ends on the Saturday closest to the end of January. "Fiscal 2002" is the 52-week period ending February 1, 2003.

2.       LONG-TERM OBLIGATIONS

On June 1, 2002, the Company entered into a restated and amended credit facility with Wells Fargo Bank. The restated facility provides an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 140% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases, and includes various financial covenants. Amounts available to borrow under the line of credit, as limited by the existing cash flow multiple and/or outstanding letters of credit, totaled $14.0 million at May 4, 2002. No borrowings (other than letters of credit totaling $1.0 million) were outstanding under the revolving line at May 4, 2002. Any amount borrowed under the revolving line of credit will become due on June 1, 2003, the date the credit agreement matures.

GADZOOKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Unaudited)


3.       EARNINGS PER SHARE

The following table outlines the Company's calculation of weighted average shares outstanding (in thousands):



                                                          Quarter Ended
                                                         ---------------
                                                         MAY 4,    MAY 5,
                                                          2002      2001
                                                         -----     -----
Weighted average common shares outstanding (basic)       9,095     8,958
Effect of dilutive options                                 255       477
                                                         -----     -----
Weighted average common shares outstanding (diluted)     9,350     9,435
                                                         =====     =====


The treasury stock method is used to determine dilutive potential common shares outstanding related to stock options. Options which, based on their exercise price, would be antidilutive are not considered in the treasury stock method calculation. Options excluded from the earnings per share calculation due to their antidilutive nature totaled 483,523 and 186,391 for the quarters ended May 4, 2002 and May 5, 2001, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

Gadzooks is a mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 14 and 18. As of May 4, 2002, the Company had opened seven new Gadzooks stores and closed one store since the beginning of the fiscal year, and operated 433 Gadzooks stores and four Orchid stores for a total of 437 stores in 40 states.

The Company's business is subject to seasonal influences with higher sales during the Christmas holiday, back-to-school and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's financial statements and related notes.

RESULTS OF OPERATIONS

The quarter ended May 4, 2002 compared to the quarter ended May 5, 2001.

         Net sales

Net sales increased approximately $7.5 million, or 10.6 percent, to $78.3 million during the first quarter of fiscal 2002 from $70.8 million during the comparable quarter of fiscal 2001. The total company sales increase was attributable to the 63 new stores not yet included in the comparable store sales base offset by a comparable store sales decrease of $1.6 million, or 2.2 percent. The Company experienced comparable store sales decreases in all of its major categories except for shoes. The Company's average transaction amount increased by about six percent and the number of transactions per average store decreased by approximately eight percent.

         Gross profit

Gross profit increased approximately $1.7 million to $21.6 million during the first quarter of fiscal 2002 from $19.9 million during the comparable quarter of fiscal 2001. As a percentage of net sales, gross profit decreased 53 basis points to 27.60 percent from 28.13 percent for the comparable quarter of last year. Merchandise margins as a percentage of sales were 69 basis points higher than the prior year. This increase is the result of reduced markdowns during the first quarter of 2002 primarily attributable to more effective inventory management. However, the increase in merchandise margins was offset by a 144 basis point increase in occupancy costs as a percentage of sales. The increase in occupancy costs (which are relatively fixed in nature) as a percentage of sales was attributable to negative sales leverage (67 basis points) and an increase in occupancy costs per square foot associated with new stores (77 basis points). Buying and distribution costs, which are reported as a component of cost of goods sold, decreased by 22 basis points, as a percentage of sales, as a result of leveraging these costs over a larger store base.

         Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") increased approximately $2.4 million to $18.8 million during the first quarter of 2002 from $16.4 million during the comparable quarter of fiscal 2001. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A increased 86 basis points to 24.00 percent during the first quarter of fiscal 2002 from 23.14 percent during the comparable quarter of last year. The increase in the SG&A percentage is primarily a result of negative leverage from the comparable store sales decrease and, to a lesser extent, an increase in selling costs per square foot of approximately two percent.

         Interest

The Company's net interest income decreased $175,000 to $44,000 during the first quarter of fiscal 2002 from $219,000 in the comparable period of last year due primarily to lower average cash balances and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         General

The Company's primary uses of cash are financing new store openings and store refurbishments, and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations and cash and cash equivalents on-hand.

         Cash flows

At May 4, 2002, cash and cash equivalents were $7.7 million, a decrease of $7.2 million since February 2, 2002. The primary uses of cash were capital expenditures of $1.9 million for new stores and information systems, purchases of short-term investments of $3.0 million and a decrease in accounts payable of $8.6 million, which were slightly offset by a decrease in inventory of $2.5 million.

         Credit facility

On June 1, 2002, the Company entered into a restated and amended credit facility with Wells Fargo Bank. The restated facility provides an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 140% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases, and includes various financial covenants. Amounts available to borrow under the line of credit, as limited by the existing cash flow multiple and/or outstanding letters of credit, totaled $14.0 million at May 4, 2002. No borrowings (other than letters of credit totaling $1.0 million) were outstanding under the revolving line at May 4, 2002. Any amount borrowed under the revolving line of credit will become due on June 1, 2003, the date the credit agreement matures.

         Capital expenditures

The Company began its fiscal 2002 store expansion program with the opening of seven new stores during the first quarter, and anticipates opening an additional five stores during the remainder of the year. Capital expenditures for the remainder of the year are estimated to be between $6.5 million and $8.5 million to open the remaining stores, update the look of selected existing stores and purchase and/or upgrade information systems. The Company hired a consultant to review the current store base and provide recommendations on ways to update the look of more mature stores. The recommendations given by the consultant were approved by management during the second quarter and will be implemented during the second and third quarters of 2002 in an attempt to increase the visual appeal, flow and shop-ability of all stores. Management estimates that accelerated depreciation related to the implementation will be approximately $325,000 and $150,000 in the second and third quarters, respectively, of fiscal 2002.

Management believes that the Company's working capital, credit facility and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements through the end of fiscal 2002.

NEW ACCOUNTING PRONOUNCEMENTS

On June 2001, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 142 supersedes APB 17, "Intangible Assets," and changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company's consolidated financial statements were not impacted by the adoptions of SFAS 141 and SFAS 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001 and replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of APB Opinion No. 30 for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. However, SFAS 144 provides additional guidance with regard to discontinued operations and assets to be disposed of. In addition, SFAS 144 excludes goodwill from its scope. The adoption of SFAS 144 did not have a material impact on the Company, but could result in future store closures being classified as discontinued operations in the consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges, or for purposes "other than trading" instruments that are likely to expose the Company to market risk, whether it be from interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not issued any debt instruments, entered into any forward or futures contracts, purchased any options and entered into any swaps.

The Company's primary market risk exposure is that of interest rate risk. A change in LIBOR, or the Prime Rate as set by Wells Fargo Bank, would affect the rate at which the Company could borrow funds under its credit facility.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. When used in this report, words such an "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including fluctuations in store sales results, changes in economic conditions, fluctuations in quarterly results and other factors described under the "Risk Factors" section of the Company's Annual Report on

Form 10-K for the fiscal year ended February 2, 2002. Such statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this paragraph.

PART II - OTHER INFORMATION

Items 1-5 - None

Item  6   - Exhibits and Reports on Form 8-K

            (a) See Index to Exhibits.

            (b) None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               GADZOOKS, INC.
                                                (Registrant)




DATE:  June 14, 2002           By:        /s/  JAMES A. MOTLEY
                                   --------------------------------------------
                                               James A. Motley
                                      Vice President / Chief Financial Officer
                                        (Chief Accounting Officer and
                                      Duly Authorized Officer of the Registrant)

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

 10.1* First Amended and Restated Credit Agreement dated June 1, 2002 between the Company and Wells Fargo Bank (Texas), National Association.

--------------------------------------------------------------------------------

*Filed herewith (unless otherwise indicated, exhibits are previously filed).