Form 10-Q
period 2002-08-03
GADZOOKS INC
filed 2002-09-10
CIK 924140

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

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2002

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26732
                                                -------

                                 GADZOOKS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

TEXAS                                                  74-2261048
--------------------------------------------------------------------------------
STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

4121 INTERNATIONAL PARKWAY
CARROLLTON, TX                                                   75007
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 972-307-5555
                                                   -----------------------------


--------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 10, 2002, the number of shares outstanding of the registrant's common stock is 9,158,466.

                                 GADZOOKS, INC.

                                    FORM 10-Q

                      For the Quarter Ended August 3, 2002


                                      INDEX


                                                                                                 PAGE
                                                                                                 ----
PART I.           FINANCIAL INFORMATION

         Item 1.         Consolidated Financial Statements

                         Condensed Consolidated Balance Sheets as of                                3
                         August 3, 2002 and February 2, 2002

                         Condensed Consolidated Statements of Operations                            4
                         for the Second Quarter and Six Months Ended
                         August 3, 2002 and August 4, 2001

                         Condensed Consolidated Statements of Cash Flow for                         5
                         the Six Months Ended August 3, 2002 and August 4, 2001

                         Notes to Consolidated Financial Statements                               6-8

        Item 2.          Management's Discussion and Analysis                                    9-12
                         of Financial Condition and Results of Operations

        Item 3.          Quantitative and Qualitative Disclosures                                  12
                         About Market Risk


PART II.          OTHER INFORMATION                                                                14

SIGNATURE PAGE                                                                                     15

CERTIFICATIONS PURSUANT TO SECTION 302                                                          16-17

INDEX TO EXHIBITS                                                                                  18

PART I -- FINANCIAL INFORMATION

GADZOOKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)
(UNAUDITED)

                                                         August 3,        February 2,
                                                           2002              2002
                                                       ------------      ------------
ASSETS
Current assets:
    Cash and cash equivalents                          $      7,776      $     14,868
    Short-term investments                                    3,969                --
    Accounts receivable                                       2,235             1,682
    Inventory                                                59,658            63,660
    Other current assets                                      2,643             1,931
                                                       ------------      ------------
                                                             76,281            82,141
                                                       ------------      ------------

Leaseholds, fixtures and equipment, net                      40,965            41,009
Deferred tax assets                                           2,458             2,530
                                                       ------------      ------------
                                                       $    119,704      $    125,680
                                                       ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $     20,235      $     27,091
    Accrued expenses and other current liabilities            6,174             6,277
    Income taxes payable                                         --             1,733
                                                       ------------      ------------
                                                             26,409            35,101
                                                       ------------      ------------

Accrued rent                                                  3,975             3,726

Shareholders' equity:
    Common stock                                                 92                91
    Additional paid-in capital                               44,903            44,385
    Retained earnings                                        44,580            42,708
    Treasury stock                                             (255)             (331)
                                                       ------------      ------------
                                                             89,320            86,853
                                                       ------------      ------------
                                                       $    119,704      $    125,680
                                                       ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

GADZOOKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)



                                                 Second Quarter Ended             Six Months Ended
                                               -------------------------      -------------------------
                                                August 3,      August 4,       August 3,      August 4,
                                                  2002           2001            2002           2001
                                               ----------     ----------      ----------     ----------
Net sales                                      $   76,697     $   72,553      $  154,972     $  143,390
Cost of goods sold including buying,
     distribution and occupancy costs              57,369         58,268         114,037        109,180
                                               ----------     ----------      ----------     ----------
         Gross profit                              19,328         14,285          40,935         34,210

Selling, general and administrative
     expenses                                      19,162         16,414          37,948         32,804
                                               ----------     ----------      ----------     ----------
         Operating income (loss)                      166         (2,129)          2,987          1,406

Interest income, net                                   21             60              65            279
                                               ----------     ----------      ----------     ----------
         Income (loss) before income taxes            187         (2,069)          3,052          1,685

Provision (benefit) for income taxes                   72           (767)          1,180            622
                                               ----------     ----------      ----------     ----------
         Net income (loss)                     $      115     $   (1,302)     $    1,872     $    1,063
                                               ==========     ==========      ==========     ==========

Net income (loss) per share
    Basic                                      $     0.01     $    (0.14)     $     0.21     $     0.12
                                               ==========     ==========      ==========     ==========
    Diluted                                    $     0.01     $    (0.14)     $     0.20     $     0.11
                                               ==========     ==========      ==========     ==========

Weighted average shares outstanding
    Basic                                           9,135          9,057           9,115          9,007
                                               ==========     ==========      ==========     ==========
    Diluted                                         9,274          9,057           9,312          9,357
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



                                                                    Six Months Ended
                                                               --------------------------
                                                                August 3,       August 4,
                                                                  2002            2001
                                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $    1,872      $    1,063
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Loss on disposal of assets                                     486             109
       Depreciation                                                 4,655           3,993
       Changes in operating assets and liabilities                 (5,634)         (6,627)
                                                               ----------      ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 1,379          (1,462)
                                                               ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                        (5,097)         (6,485)
       Purchase of short-term investments                          (4,964)             --
       Proceeds from redemption of short-term investments             995              --
                                                               ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                              (9,066)         (6,485)
                                                               ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock                                       460             910
       Sale of treasury stock under employee benefit plans            135             100
                                                               ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             595           1,010
                                                               ----------      ----------

Net decrease in cash and cash equivalents                          (7,092)         (6,937)
Cash and cash equivalents at beginning of period                   14,868          20,284
                                                               ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    7,776      $   13,347
                                                               ==========      ==========


              The accompanying notes are an integral part of these
                        consolidated financial statements

GADZOOKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 3, 2002 and February 2, 2002, and the results of operations and cash flows for the second quarter and six months ended August 3, 2002 and August 4, 2001. The results of operations for the second quarter and six months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated balance sheet as of February 2, 2002 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

Fiscal year: The Company's fiscal year is the 52- or 53-week period that ends on the Saturday closest to the end of January. "Fiscal 2002" is the 52-week period ending February 1, 2003.


2.       LONG-TERM OBLIGATIONS

On June 1, 2002, the Company entered into a restated and amended credit facility with Wells Fargo Bank. The restated facility provides an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 140% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases, and includes various financial covenants. Amounts available to borrow under the line of credit, as limited by the cash flow multiple and/or outstanding letters of credit, totaled $13.5 million at August 3, 2002. No borrowings (other than letters of credit, totaling $1.5 million) were outstanding under the revolving line at August 3, 2002. Any amount borrowed under the revolving line of credit will become due on June 1, 2003, the date the credit agreement matures.


3.       EARNINGS PER SHARE

The following table outlines the Company's calculation of weighted average shares outstanding (in thousands):


                                          Quarter Ended               Six Months Ended
                                    -------------------------     -------------------------
                                     August 3,      August 4,      August 3,      August 4,
                                       2002           2001           2002           2001
                                    ----------     ----------     ----------     ----------
Weighted average common
   shares outstanding (basic)            9,135          9,057          9,115          9,007
Effect of dilutive options                 139             --            197            350
                                    ----------     ----------     ----------     ----------
Weighted average common
   shares outstanding (diluted)          9,274          9,057          9,312          9,357
                                    ==========     ==========     ==========     ==========


The treasury stock method is used to determine dilutive potential common shares outstanding related to stock options. Options which, based on their exercise price, would be antidilutive are not considered in the treasury stock method calculation. Options excluded from the earnings per share calculation due to their antidilutive nature totaled 588,825 and 1,288,930 for the quarters ended August 3, 2002 and August 4, 2001, and 536,174 and 327,039 for the six months ended August 3, 2002 and August 4, 2002, respectively.

4.       IMPAIRMENT OF LONG LIVED ASSETS

During the second quarter of 2002, the Company abandoned its point of sale software implementation project after learning that the software provider would offer a new point of sale software product in 2003 and would discontinue sales of the current software. As a result of the abandonment of the project, certain costs related to the original project have been written off. The total impact of the write-off was a $310,000 ($191,000 after tax, or $.02 per diluted share) loss on disposal during the second quarter of fiscal 2002.

In the first quarter of fiscal 2002, the Company hired a consulting firm to review the current store base and provide recommendations on ways to update the look of more mature stores and enhance visual merchandising in all stores. The store update and visual enhancement program developed in conjunction with the consulting firm was finalized during the second quarter and will be implemented during the second and third quarters of 2002 in an attempt to increase the visual appeal, flow and shop-ability of all stores. The program includes the removal of certain leasehold improvements and fixtures prior to the end of their estimated useful life. As a result, the Company recognized accelerated depreciation and loss on disposal of assets related to the project of approximately $365,000 ($224,000 after tax, or $.02 per diluted share) for the second quarter of fiscal 2002.


5.       RETIREMENT AGREEMENT

Effective August 28, 2002, the Company entered into an executive retirement agreement with Gerald R. Szczepanski, Chairman of the Board and Chief Executive Officer, pursuant to which Mr. Szczepanski or his estate shall be eligible to receive certain benefits on termination of his employment with Gadzooks as a result of either death, termination without cause or retirement. Upon such termination (i) Gadzooks will continue to provide Mr. Szczepanski (and his spouse, if applicable) medical, dental and life insurance coverage, (ii) Gadzooks will enter into a consulting relationship with Mr. Szczepanski for 24 months whereby Mr. Szczepanski will receive a consulting fee of $300,000 per year to facilitate an orderly transition to Mr. Szczepanski's successor; (iii) Mr. Szczepanski will receive his pro rata bonus for the fiscal year in which he retires; (iv) all of Mr. Szczepanski's stock options will become vested in full; and (v) all of Mr. Szczepanski's stock options with an exercise price equal to or greater than $9.00 will be amended to include a term equal to the lesser of (a) three years from such termination or (b) the original expiration date of such stock options. In addition, Mr. Szczepanski agrees that upon termination of his employment with Gadzooks, he will not disclose any confidential information relating to Gadzooks and he will not solicit, interfere or compete with Gadzooks, its business, its clients or its customers for a period of two years

In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", the Company will expense postretirement benefit costs during the third quarter of fiscal 2002. The estimated postretirement benefit costs have not yet been determined.

In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", the Company will not record any compensation expense related to the potential stock option amendments due to the exercise price of the options, potentially amended by the modification, being more than the stock price at the execution date of the agreement.

6.       NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 142 supersedes APB 17, "Intangible Assets," and changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company's consolidated financial statements were not impacted by the adoptions of SFAS 141 and SFAS 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001 and replacing SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of APB Opinion No. 30 for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. However, SFAS 144 provides additional guidance with regard to discontinued operations and assets to be disposed of. In addition, SFAS 144 excludes goodwill from its scope. The adoption of SFAS 144 did not have a material impact on the Company, but could result in future store closures being classified as discontinued operations in the consolidated financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued on July 30, 2002 and replaces emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

Gadzooks is a mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 14 and 18. As of August 3, 2002, the Company had opened nine new Gadzooks stores and closed one since the beginning of the fiscal year and operated 435 Gadzooks stores and four Orchid stores for a total of 439 stores in 41 states.

The Company's business is subject to seasonal influences with higher sales during the Christmas holiday, back-to-school and spring break seasons. Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes.

CRITICAL ACCOUNTING POLICIES

The preparation of Gadzooks' consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates such estimates including sales return rates, inventory reserves, impairment of long-lived assets, income taxes and accrued expenses. Actual results may differ from estimates.

Gadzooks accounting policies are generally straightforward, but the following items require more significant management judgments and estimates.

REVENUE RECOGNITION. Retail merchandise sales are recognized at the point of sale less sales returns and employee discounts. Management records a provision for estimated sales returns based on historical return rates. If sales return rates change, an additional allowance may be required.

INVENTORY VALUATION. Inventories are valued at the lower of average cost or market. In addition, inventories include an allocation of buying and distribution costs to prepare product for the stores. This inventory valuation method requires certain management estimates and judgments, including estimates of merchandise markdowns, which could significantly affect gross margin. Management estimates the markdown reserve based on several factors, including but not limited to, merchandise quantities, historical markdown percentages, and seasonal merchandise and future merchandise plans. If future demand or merchandise markdowns are less favorable than those projected by management, additional inventory adjustments may be required. On a monthly basis, management estimates shrink based on historical shrink rates. These estimates are compared to actual results as inventory counts are taken and reconciled to the general ledger during the second and fourth quarter of each year.

LONG-TERM ASSET IMPAIRMENT. Management periodically reviews its long-lived assets for impairment and records a provision whenever events or circumstances indicate that the net book value of the asset may not be recoverable. Impairment is determined based on several factors, including but not limited to, current year operating loss or cash flow loss combined with a history and forecast of operating or cash flow losses and significant negative industry or economic trends. If management determines that an impairment exists, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than net book value of the assets. The amount of the impairment is measured as the difference between the net book value of the assets and the estimated fair market value of the related assets.

DEFERRED TAX ASSETS. The Company does not currently have a valuation allowance recorded against its deferred tax assets. If management determines it is more likely than not that its deferred tax assets would not be realizable in the future, a valuation allowance would be recorded to reduce the deferred tax asset to its net realizable value.

ACCRUED EXPENSES. On a monthly basis, certain expenses are estimated in an effort to reflect these expenses in the proper period. Gadzooks' most material estimates relate to self-insurance reserves, store level operating expenses and bonuses. The self-insurance reserves for medical and worker's compensation claims are recorded based on historical claim levels adjusted for growth in the employee base. If the historical claims used to calculate these estimates are not reflective of actual results, additional expenses may be incurred up to the point that the Company's stop loss insurance begins. The Company is self-insured for property and casualty claims at the store level. Property and casualty claims at a store level are recorded as incurred. Accrued store level operating expenses are estimated based on current activity and historical results. Bonuses are based on performance and projected performance for the remainder of the bonus period. If actual results are significantly different from Gadzooks' expectations, an adjustment to expenses may be required.

RESULTS OF OPERATIONS

The second quarter ended August 3, 2002 compared to the second quarter ended August 4, 2001.

         Net Sales

Net sales increased approximately $4.1 million, or 5.6 percent, to $76.7 million during the second quarter of fiscal 2002 from $72.6 million during the comparable quarter of fiscal 2001. The total Company sales increase was due to $6.4 million of sales from the 48 new stores not yet included in the comparable store sales base partially offset by a comparable store sales decrease of $2.3 million. Comparable store sales decreased 3.3 percent for the second quarter of fiscal 2002. Sales by category in the average store changed as follows versus the prior year quarter: shoes - increased a mid single digit percentage; junior apparel - increased a low single digit percentage; accessories - decreased a mid single digit percentage; and men's apparel - decreased a high single digit percentage. The number of transactions in the average store declined by 6.1 percent, and the average transaction size increased 3.2 percent. A store becomes comparable after it has been open for 14 full fiscal months.

         Gross profit

Gross profit increased approximately $5.0 million to $19.3 million during the second quarter of fiscal 2002 from $14.3 million during the comparable quarter of fiscal 2001. As a percentage of net sales, gross profit increased by 5.5 percentage points to 25.2 percent from 19.7 percent for the comparable quarter of last year. Merchandise margins as a percentage of sales were 7.1 percent higher than the prior year. This increase is primarily attributable to a significant reduction in retail markdowns taken during the period and a considerable reduction in inventory shrinkage. The reduction in inventory shrinkage is the result of a number of initiatives used by the Company to raise awareness of loss prevention issues, train associates in loss prevention techniques, identify and resolve associate integrity issues, and measure our effectiveness at preventing external theft on a more real-time basis. Partially offsetting the improvement in merchandise margin was a 1.5 percent increase in occupancy costs as a percentage of sales. The increase in occupancy costs (which are relatively fixed in nature) as a percentage of sales was due to the negative leverage effect of the comparable store sales decrease, as well as higher costs related to new stores.

         Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") increased approximately $2.8 million to $19.2 million during the second quarter of 2002 from $16.4 million during the comparable quarter of fiscal 2001. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A increased by 2.4 percentage points to 25.0 percent during the second quarter of fiscal 2002 from 22.6 percent during the second quarter of last year. The increase in the SG&A percentage is a result of negative leverage from the comparable store sales decrease, an increase in store payroll expense, increased advertising and visual marketing costs and the write-off of certain project costs related to an abandoned information systems project.

         Interest

The Company's net interest income decreased $39,000 to $21,000 during the second quarter of fiscal 2002 from $60,000 in the comparable period of last year due primarily to lower average cash balances and lower market interest rates.

The six months ended August 3, 2002 compared to the six months ended August 4, 2001.

         Net sales

Net sales increased approximately $11.6 million, or 8.1 percent, to $155.0 million during the first six months of fiscal 2002 from $143.4 million during fiscal 2001. The total Company sales increase was attributable to new store sales of $15.4 million, net of a comparable store sales decrease of $3.8 million, or 2.8 percent for the first six months of fiscal 2002. The Company experienced comparable store sales decreases in all its major categories except footwear. The Company's average transaction size increased by 4.8 percent, and the number of transactions per average store decreased by 7.2 percent.

         Gross profit

Gross profit increased approximately $6.7 million to $40.9 million during the first six months of fiscal 2002 from $34.2 million during the comparable six months of fiscal 2001. As a percentage of net sales, gross profit increased 2.5 percentage points to 26.4 percent from 23.9 percent for the comparable six months of last year. Merchandise margins as a percentage of sales were 4.0 percent higher than the prior year. This increase is primarily attributable to a significant reduction in retail markdowns taken during the period as well as considerably improved inventory shrinkage results. Partially offsetting the improvement in merchandise margin was a 1.5 percent increase in occupancy costs as a percentage of sales. The increase in occupancy costs as a percentage of sales was due to the negative leverage effect of the comparable store sales decrease, as well as higher costs related to new stores.

         Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $5.2 million to $38.0 million during the first six months of 2002 from $32.8 million during the comparable six months of fiscal 2001. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A increased 1.6 percent to 24.5 percent during the first six months of fiscal 2002 from 22.9 percent during the comparable six months of last year. The increase in the SG&A percentage is a result of the negative leverage effect of the comparable store sales decrease, an increase in store payroll expense, increased advertising and visual marketing costs and the write-off of certain project costs related to an abandoned information systems project.

         Interest

The Company's net interest income decreased $214,000 to $65,000 during the first six months of fiscal 2002 from $279,000 in the comparable period of last year due primarily to lower average cash balances and lower market interest rates.


LIQUIDITY AND CAPITAL RESOURCES

         General

The Company's primary uses of cash are financing new store openings and store refurbishments, and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations and cash and cash equivalents on-hand.

         Cash Flows

At August 3, 2002, cash and cash equivalents were $7.8 million, a decrease of $7.1 million since February 2, 2002. The primary uses of cash were capital expenditures of $5.1 million for new stores, store refurbishments and information systems, net short-term investment purchases of $4.0 million and a decrease in accounts payable of $6.9 million, which were slightly offset by a decrease in inventory of $4.0 million.

         Credit Facility

On June 1, 2002, the Company entered into a restated and amended credit facility with Wells Fargo Bank. The restated facility provides an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 140% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases, and includes various financial covenants. Amounts available to borrow under the line of credit, as limited by the cash flow multiple and/or outstanding letters of credit, totaled $13.5 million at August 3, 2002. No borrowings (other than letters of credit totaling $1.5 million) were outstanding under the revolving line at August 3, 2002. Any amount borrowed under the revolving line of credit will become due on June 1, 2003, the date the credit agreement matures.

         Capital Expenditures

The Company began its fiscal 2002 store expansion program with the opening of nine new stores during the first half, and anticipates opening an additional two stores during the remainder of the year. The Company expects capital expenditures for the remainder of the year of between $2.5 million and $4.5 million to open the remaining stores, update the look of selected existing stores and purchase and/or upgrade information systems. The Company hired a consulting firm to review the current store base and provide recommendations on ways to update the look of more mature stores and enhance visual merchandising in all stores. The store update and visual enhancement program developed in conjunction with the consulting firm was finalized during the second quarter and will be implemented during the second and third quarters of 2002 in an attempt to increase the visual appeal, flow and shop-ability of all stores. Accelerated depreciation and loss on disposal of assets related to the project was approximately $365,000 for the second quarter of fiscal 2002, and management estimates that accelerated depreciation will be approximately $100,000 in the third quarter of fiscal 2002.

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

RELATED PARTY TRANSACTIONS

Gadzooks has entered into an executive retirement agreement with Gerald R. Szczepanski, Chairman of the Board and Chief Executive Officer, pursuant to which Mr. Szczepanski or his estate shall be eligible to receive certain benefits on termination of his employment with Gadzooks as a result of either death, termination without cause or retirement. Upon such termination (i) Gadzooks will continue to provide Mr. Szczepanski (and his spouse, if applicable) medical, dental and life insurance coverage, (ii) Gadzooks will enter into a consulting relationship with Mr. Szczepanski for 24 months whereby Mr. Szczepanski will receive a consulting fee of $300,000 per year to facilitate an orderly transition to Mr. Szczepanski's successor; (iii) Mr. Szczepanski will receive his pro rata bonus for the fiscal year in which he retires; (iv) all of Mr. Szczepanski's stock options will become vested in full; and (v) all of Mr. Szczepanski's stock options with an exercise price equal to or greater than $9.00 will be amended to include a term equal to the lesser of (a) three years from such termination or (b) the original expiration date of such stock options. In addition, Mr. Szczepanski agrees that upon termination of his employment with Gadzooks, he will not disclose any confidential information relating to Gadzooks and he will not solicit, interfere or compete with Gadzooks, its business, its clients or its customers for a period of two years.

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

PART II - OTHER INFORMATION


Items 1-3 - None

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on June 13, 2002.

         (b) Information regarding the Company's directors is contained in the Company's Definitive Proxy Statement, which was filed with the Commission on May 5, 2002.

         (c) William C. Bousquette was elected to serve as director until the Company's 2004 annual meeting of shareholders, and G. Michael Machens and Lawrence H. Titus, Jr. were elected to serve as directors until the Company's 2005 annual meeting of shareholders according to the following vote:

                                                                For                           Against or Withheld
                                                                ---                           -------------------
                  William C. Bousquette                      8,389,223                               86,507
                  G. Michael Machens                         8,389,869                               85,861
                  Lawrence H. Titus, Jr.                     8,372,076                              103,654

                  The 1992 Incentive and Nonstatutory Stock Option Plan (the "Plan") was amended to extend the term of the Plan to February 26, 2012.

                  For:          5,483,281                    Against or Withheld:         611,737
                  Abstention:     465,484                    Broker Non-votes:          1,915,228

                  The Employee Stock Purchase Plan (the "Stock Purchase Plan") was amended to increase the number of monthly offerings to 180 and extend the term of the Stock Purchase Plan to March 31, 2013.

                  For:          6,057,352                    Against or Withheld:          36,884
                  Abstention:     466,266                    Broker Non-votes:          1,915,228

                  The selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending February 1, 2003 was ratified by the shareholders according to the following vote:

                  For:          8,396,601                    Against or Withheld:          78,644
                  Abstention:         485                    Broker Non-votes:                 --

         (d)      None


Item 5 - None

Item 6 - Exhibits and Reports on Form 8-K.

         (a)      See Index of Exhibits.

         (b)      None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  GADZOOKS, INC.
                                                   (Registrant)




DATE: September 10, 2002           By:           /s/ James A. Motley
                                      ------------------------------------------
                                                   James A. Motley
                                       Vice President / Chief Financial Officer
                                            (Chief Accounting Officer and
                                      Duly Authorized Officer of the Registrant)

                                  CERTIFICATION




I, James A. Motley, Vice President, Chief Financial Officer and Secretary of Gadzooks, Inc., certify that:


         1. I have reviewed this quarterly report on Form 10-Q of Gadzooks, Inc.;


         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and


         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.





DATE: September 10, 2002               By:        /s/ James A. Motley
                                          --------------------------------------
                                                    James A. Motley
                                                    Vice President,
                                                Chief Financial Officer
                                                     and Secretary

                                  CERTIFICATION




I, Gerald R. Szczepanski, Chairman of the Board and Chief Executive Officer of Gadzooks, Inc., certify that:


         1. I have reviewed this quarterly report on Form 10-Q of Gadzooks, Inc.;


         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and


         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.





DATE: September 10, 2002               By:      /s/ Gerald R. Szczepanski
                                          --------------------------------------
                                                  Gerald R. Szczepanski
                                                Chairman of the Board and
                                                 Chief Executive Officer

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

 10.1 --  Credit Agreement dated May 31, 2002 between the Company and Wells
          Fargo Bank (Texas), National Association (filed as Exhibit 10.1 of the
          Company's Quarterly Report as Form 10-Q for the quarter ended May 4,
          2002 filed with the Commission on June 14, 2002 and incorporated herein by reference).

 10.2* -- Executive Retirement Agreement dated August 28, 2002 between Gadzooks
          Management L.P. and Gerald R. Szczepanski.

 99.1* -- Certification of Chief Executive Officer pursuant to Sarbanes-Oxley
          Act of 2002.

 99.2* -- Certification of Chief Financial Officer pursuant to Sarbanes-Oxley
          Act of 2002.

----------

*Filed herewith (unless otherwise indicated, exhibits are previously filed).