Form 10-Q
period 2002-11-02
GADZOOKS INC
filed 2002-12-13
CIK 924140

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

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2002

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 972-307-5555
                                                            ------------

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

         As of December 13, 2002, the number of shares outstanding of the registrant's common stock is 9,158,466.

                                 GADZOOKS, INC.

                                    FORM 10-Q

                     For the Quarter Ended November 2, 2002


                                      INDEX


                                                                                                 PAGE
                                                                                                 ----


PART I.           FINANCIAL INFORMATION

       Item 1.           Consolidated Financial Statements

                         Condensed Consolidated Balance Sheets as of                                3
                         November 2, 2002 and February 2, 2002

                         Condensed Consolidated Statements of Operations                            4
                         for the Third Quarter Ended and Nine Months Ended
                         November 2, 2002 and November 3, 2001

                         Condensed Consolidated Statements of Cash Flows for                        5
                         the Nine Months Ended November 2, 2002 and November 3, 2001

                         Notes to Consolidated Financial Statements                               6-8

        Item 2.          Management's Discussion and Analysis                                    9-12
                         of Financial Condition and Results of Operations

        Item 3.          Quantitative and Qualitative Disclosures                                  13
                         About Market Risk

        Item 4.          Controls and Procedures                                                13-14


PART II.          OTHER INFORMATION                                                                14

                  SIGNATURE PAGE                                                                   15

                  CERTIFICATIONS PURSUANT TO SECTION 302                                        16-17

                  INDEX TO EXHIBITS                                                                18

PART 1 -- FINANCIAL INFORMATION


GADZOOKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)
(UNAUDITED)


                                                        NOVEMBER 2,       FEBRUARY 2,
                                                           2002              2002
                                                       ------------      ------------

ASSETS
Current assets:
    Cash and cash equivalents                          $      2,347      $     14,868
    Accounts receivable                                       1,561             1,682
    Inventory                                                66,402            63,660
    Other current assets                                      7,883             1,931
                                                       ------------      ------------
                                                             78,193            82,141
                                                       ------------      ------------

Leaseholds, fixtures and equipment, net                      42,141            41,009
Deferred tax assets                                           2,458             2,530
                                                       ------------      ------------
                                                       $    122,792      $    125,680
                                                       ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $     23,407      $     27,091
    Accrued expenses and other current liabilities            6,783             6,277
    Income taxes payable                                         --             1,733
                                                       ------------      ------------
                                                             30,190            35,101
                                                       ------------      ------------

Accrued rent                                                  4,092             3,726

Shareholders' equity
    Common stock                                                 92                91
    Additional paid-in capital                               44,893            44,385
    Retained earnings                                        43,724            42,708
    Treasury stock                                             (199)             (331)
                                                       ------------      ------------
                                                             88,510            86,853
                                                       ------------      ------------
                                                       $    122,792      $    125,680
                                                       ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

GADZOOKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)





                                                   THIRD QUARTER ENDED            NINE MONTHS ENDED
                                              ----------------------------   ---------------------------
                                               NOVEMBER 2,     NOVEMBER 3,     NOVEMBER 2,   NOVEMBER 3,
                                                  2002            2001           2002           2001
                                              ------------    ------------   ------------   ------------

Net sales                                     $     73,734    $     73,177   $    228,706   $    216,568
Cost of goods sold including buying,
      distribution and occupancy costs              56,785          54,317        170,823        163,498
                                              ------------    ------------   ------------   ------------
          Gross profit                              16,949          18,860         57,883         53,070

Selling, general and administrative
      expenses                                      18,360          17,317         56,308         50,121
                                              ------------    ------------   ------------   ------------
          Operating income (loss)                   (1,411)          1,543          1,575          2,949

Interest income, net                                    19              48             85            327
                                              ------------    ------------   ------------   ------------
          Income (loss) before income taxes         (1,392)          1,591          1,660          3,276

Provision (benefit) for income taxes                  (536)            590            644          1,212
                                              ------------    ------------   ------------   ------------
          Net income (loss)                   $       (856)   $      1,001   $      1,016   $      2,064
                                              ============    ============   ============   ============

Net income (loss) per share
    Basic                                     $      (0.09)   $       0.11   $       0.11   $       0.23
                                              ============    ============   ============   ============
    Diluted                                   $      (0.09)   $       0.11   $       0.11   $       0.22
                                              ============    ============   ============   ============

Weighted average shares outstanding
    Basic                                            9,132           9,070          9,121          9,028
                                              ============    ============   ============   ============
    Diluted                                          9,132           9,264          9,255          9,326
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





                                                                     NINE MONTHS ENDED
                                                             ------------------------------
                                                              NOVEMBER 2,       NOVEMBER 3,
                                                                 2002              2001
                                                             ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $      1,016      $      2,064
  Adjustments to reconcile net income to cash
         provided by (used in) operating activities:
      Loss on disposal of assets                                      486               150
      Depreciation                                                  7,045             6,089
      Changes in operating assets and liabilities                 (13,046)          (16,158)
                                                             ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                              (4,499)           (7,855)
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                         (8,663)          (11,566)
      Purchase of short-term investments                           (5,957)               --
      Proceeds from redemption of short-term investments            5,957                --
                                                             ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                              (8,663)          (11,566)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit                                     --             1,753
      Issuance of common stock                                        460               958
      Sale of treasury stock under employee benefit plan              181               141
                                                             ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             641             2,852
                                                             ------------      ------------

Net decrease in cash and cash equivalents                         (12,521)          (16,569)
Cash and cash equivalents at beginning of period                   14,868            20,284
                                                             ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $      2,347      $      3,715
                                                             ============      ============

        The accompanying notes are an integral part of these consolidated financial statements

GADZOOKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 2, 2002 and February 2, 2002, and the results of operations and cash flows for the third quarter and nine months ended November 2, 2002 and November 3, 2001. The results of operations for the third quarter and nine months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated balance sheet as of February 2, 2002 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

         Fiscal year: The Company's fiscal year is the 52- or 53-week period that ends on the Saturday closest to the end of January. "Fiscal 2002" is the 52-week period ending February 1, 2003.


2.       LONG-TERM OBLIGATIONS

         On June 1, 2002, the Company entered into a restated and amended credit facility with Wells Fargo Bank (the "Bank"). The restated facility provided an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 140% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases, and includes various financial covenants.

         At November 2, 2002, the Company was in technical default of its line of credit covenant that requires net income of not less than $1 on a trailing two-quarter basis determined as of each fiscal quarter end. On November 11, 2002, the Company and the Bank entered into the First Amendment to the First Amended and Restated Credit Agreement and Waiver of Defaults, which provides the Bank with a security interest in the Company's inventory, accounts receivable and other rights to payment, furniture and fixtures, and machinery and equipment and includes a waiver of the specific covenant violation for the quarter ended November 2, 2002. The covenant will remain in effect for future periods. Amounts available to borrow under the line of credit, as limited by the cash flow multiple and/or outstanding letters of credit, totaled $13.0 million at November 2, 2002. No borrowings (other than letters of credit, totaling $2.0 million) were outstanding under the revolving line at November 2, 2002. Any amount borrowed under the revolving line of credit will become due on June 1, 2003, the date the credit agreement matures.

3.       EARNINGS PER SHARE

         The following table outlines the Company's calculation of weighted average shares outstanding (in thousands):

                                           QUARTER ENDED                   NINE MONTHS ENDED
                                   -----------------------------     -----------------------------
                                    NOVEMBER 2,      NOVEMBER 3,      NOVEMBER 2,      NOVEMBER 3,
                                       2002             2001             2002             2001
                                   ------------     ------------     ------------     ------------
Weighted average common shares
   outstanding (basic)                    9,132            9,070            9,121            9,028
Effect of dilutive options                   --              194              134              298
                                   ------------     ------------     ------------     ------------
Weighted average common shares
   outstanding (diluted)                  9,132            9,264            9,255            9,326
                                   ------------     ------------     ------------     ------------

         The treasury stock method is used to determine dilutive potential common shares outstanding related to stock options. Options, which based on their exercise price would be antidilutive, are not considered in the treasury stock method calculation. Options excluded from the earnings per share calculation due to their antidilutive nature totaled 1,309,980 and 474,668 for the quarters ended November 2, 2002 and November 3, 2001, and 772,729 and 376,248 for the nine months ended November 2, 2002 and November 3, 2001, respectively.


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

         In the first quarter of fiscal 2002, the Company hired a consulting firm to review the current store base and provide recommendations on ways to update the look of more mature stores and enhance visual merchandising in all stores. The store update and visual enhancement program developed in conjunction with the consulting firm was finalized during the second quarter and was implemented primarily during the second and third quarters of 2002 in an attempt to increase the visual appeal, flow and shopability of all stores. The program includes the removal of certain leasehold improvements and fixtures prior to the end of their estimated useful life. As a result, the Company recognized accelerated depreciation and loss on disposal of assets related to the project of approximately $365,000 ($224,000 after tax, or $.02 per diluted share) and $61,000 ($38,000 after tax) in the second and third quarters of fiscal 2002, respectively.


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

         Pursuant to the agreement, Mr. Szczepanski is fully vested in the postretirement benefits available under the executive retirement agreement. Accordingly, during the third quarter, the Company recognized $115,000 as SG&A expense, which represents the estimated present value of the future health insurance benefits payable pursuant to the contract.

         In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", the Company will not record any compensation expense related to the potential stock option amendments due to the exercise price of the options potentially amended by the modification being more than the stock price at the execution date of the agreement.

6.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. We do not expect that the adoption of SFAS 143 will have a significant impact on our financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective for transactions occurring after May 15, 2002. SFAS 145 requires gains and losses from extinguishment of debt to be reported as part of recurring operations, unless the transaction is considered unusual or infrequent in which case the transaction would be classified as an extraordinary item. This standard also eliminates an inconsistency between the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company's consolidated financial statements will not be impacted by the adoption of SFAS 145.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



GENERAL

Gadzooks is a mall-based specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 14 and 18. As of November 2, 2002, the Company had opened 11 new Gadzooks stores and closed one store since the beginning of the fiscal year and operated 437 Gadzooks stores and four Orchid stores for a total of 441 stores in 41 states.

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

INVENTORY VALUATION. Inventories are valued at the lower of average cost or market. In addition, inventories include an allocation of buying and distribution costs to prepare product for the stores. This inventory valuation method requires certain management estimates and judgments, including estimates of merchandise markdowns, which could significantly affect gross margin. Management estimates the markdown reserve based on several factors, including but not limited to, merchandise quantities, historical markdown percentages, and seasonal merchandise and future merchandise plans. If future demand or merchandise markdowns are less favorable than those projected by management, additional inventory adjustments may be required. On a monthly basis, management estimates shrink based on historical shrink rates. These estimates are compared to actual results as inventory counts are taken and reconciled to the general ledger during the second and fourth quarters of each year.

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


RESULTS OF OPERATIONS

The third quarter ended November 2, 2002 compared to the third quarter ended November 3, 2001

         Net Sales

Net sales increased approximately $557,000, or 0.8 percent, to $73.7 million during the third quarter of fiscal 2002 from $73.2 million during the comparable quarter of fiscal 2001. The total Company sales increase was due to $4.1 million of sales from the 37 new stores not yet included in the comparable store sales base partially offset by a comparable store sales decrease of $3.6 million. Comparable store sales decreased 5.1 percent for the third quarter of fiscal 2002. Sales by category in the average store changed as follows versus the prior year quarter: shoes - increased a low single digit percentage; junior apparel - decreased a low single digit percentage; accessories - decreased a low single digit percentage; and men's apparel - decreased a high single digit percentage. The Company's average transaction size increased 1.3 percent, and the number of transactions per average store declined by 6.0 percent.

         Gross profit

Gross profit decreased approximately $1.9 million to $16.9 million during the third quarter of fiscal 2002 from $18.9 million during the comparable quarter of fiscal 2001. As a percentage of net sales, gross profit decreased 2.8 percentage points to 23.0 percent from 25.8 percent for the comparable quarter of last year. Merchandise margins as a percentage of sales were 0.9 percent lower than the prior year. This decrease is primarily attributable to an increase in retail markdowns taken during the period partially offset by a reduction in the inventory shrinkage accrual based on the last physical inventory count results. Occupancy costs as a percentage of sales increased by 1.8 percent. The increase in occupancy costs (which are relatively fixed in nature) as a percentage of sales was due equally to the negative leverage effect of the comparable store sales decrease and the higher costs related to new stores.

         Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $1.1 million to $18.4 million during the third quarter of 2002 from $17.3 million during the comparable quarter of fiscal 2001. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A increased by 1.2 percentage points to 24.9 percent during the third quarter of fiscal 2002 from 23.7 percent during the third quarter of last year. The increase in the SG&A percentage is a result of negative leverage from the comparable store sales decrease.

         Interest

The Company's net interest income decreased $29,000 to $19,000 during the third quarter of fiscal 2002 from $48,000 in the comparable period of last year due primarily to lower average cash balances and lower market interest rates.

The nine months ended November 2, 2002 compared to the nine months ended November 3, 2001.

         Net sales

Net sales increased approximately $12.1 million, or 5.6 percent, to $228.7 million during the first nine months of fiscal 2002 from $216.6 million during fiscal 2001. The total Company sales increase was attributable to new stores sales of $19.5 million, net of a comparable store sales decrease of $7.4 million, or 3.6 percent for the first nine months of fiscal 2002. The Company experienced comparable store sales decreases in all categories except footwear. The Company's average transaction size increased by 3.6 percent, and the number of transactions per average store decreased by 6.7 percent.

         Gross profit

Gross profit increased approximately $4.8 million to $57.9 million during the first nine months of fiscal 2002 from $53.1 million during the comparable period of fiscal 2001. As a percentage of sales, gross profit increased 0.8 percentage points to 25.3 percent from 24.5 percent for the comparable nine months of last year. The merchandise margin as a percentage of sales was 2.3 percent higher than the prior year. This increase is primarily attributable to a significant reduction in retail markdowns taken during the first half of the year as well as improved inventory shrinkage results. Partially offsetting the improvement in merchandise margin was a 1.6 percent increase in occupancy costs as a percentage of sales. The increase in occupancy costs as a percentage of sales was due to the negative leverage effect of the comparable store sales decrease, as well as higher costs related to new stores.

         Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $6.2 million to $56.3 million during the first nine months of 2002 from $50.1 million during the comparable nine months of fiscal 2001. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store chain. As a percentage of net sales, SG&A increased 1.5 percent to 24.6 percent during the first nine months of fiscal 2002 from 23.1 percent during the comparable nine months of last year. The increase in the SG&A percentage is a result of the negative leverage effect of the comparable store sales decrease, an increase in store payroll expense, increased advertising and visual marketing costs and the write-off of certain project costs related to an abandoned information systems project.

         Interest

The Company's net interest income decreased $242,000 to $85,000 during the first nine months of fiscal 2002 from $327,000 in the comparable period of last year due primarily to lower average cash balances and lower market interest rates.


LIQUIDITY AND CAPITAL RESOURCES

         General

The Company's primary uses of cash are financing new store openings, store refurbishments and purchasing merchandise inventories. The Company is currently meeting its cash requirements through cash flow from operations and cash and cash equivalents on-hand.

         Cash Flows

At November 2, 2002, cash and cash equivalents were $2.4 million, a decrease of $12.5 million since February 2, 2002. The primary uses of cash were capital expenditures of $8.7 million for new stores, store refurbishments and information systems, an increase in other assets of $6.0 million, a decrease in accounts payable of $3.7 million, an increase in inventory of $2.7 million and a decrease in income taxes payable of $1.7 million.

         Credit Facility

On June 1, 2002, the Company entered into a restated and amended credit facility with Wells Fargo Bank (the "Bank"). The restated facility provided an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the credit agreement is limited to 140% of cash flow (as defined in the credit agreement) for the trailing 12-month period. Amounts borrowed under the revolving line bear interest at the lesser of either the bank's prime rate, or 195 basis points above LIBOR. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases, and includes various financial covenants.

At November 2, 2002, the Company was in technical default of its line of credit covenant that requires net income of not less than $1 on a trailing two-quarter basis determined as of each fiscal quarter end. On November 11, 2002, the Company and the Bank entered into the First Amendment to the First Amended and Restated Credit Agreement and Waiver of Defaults, which provides the Bank with a security interest in the Company's inventory, accounts receivable and other rights to payment, furniture and fixtures, and machinery and equipment and includes a waiver of the specific covenant violation for the quarter ended November 2, 2002. The covenant will remain in effect for future periods. Amounts available to borrow under the line of credit, as limited by the cash flow multiple and/or outstanding letters of credit, totaled $13.0 million at November 2, 2002. No borrowings (other than letters of credit, totaling $2.0 million) were outstanding under the revolving line at November 2, 2002. Any amount borrowed under the revolving line of credit will become due on June 1, 2003, the date the credit agreement matures.

         Capital Expenditures

As of the filing date of this document, the Company has opened all 11 new Gadzooks stores scheduled for opening this year. Capital expenditures for the remainder of the year should approximate $500,000 to $1,000,000 to complete the new stores, update the look of selected existing stores and purchase and/or upgrade information systems. The Company hired a consulting firm to review the current store base and provide recommendations on ways to update the look of more mature stores and enhance visual merchandising in all stores. The store update and visual enhancement program developed in conjunction with the consulting firm was finalized during the second quarter and was primarily implemented during the second and third quarters of 2002 in an attempt to increase the visual appeal, flow and shopability of all stores. Accelerated depreciation and loss on disposal of assets related to the project was approximately $365,000 and $61,000 for the second and third quarters, respectively.

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


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, words such an "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including fluctuations in store sales results, changes in economic conditions, fluctuations in quarterly results and other factors described under the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002. Such statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this paragraph.


CONTROLS AND PROCEDURES

      Within 90 days prior to the date of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


PART II - OTHER INFORMATION

Items 1-5 - None

Item    6 - Exhibits and Reports on Form 8-K.
            (a)  See Index to Exhibits
            (b)  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               GADZOOKS, INC.
                                                (Registrant)




DATE:  December 13, 2002      By:          /s/  JAMES A. MOTLEY
                                   -------------------------------------------
                                               James A. Motley
                                   Vice President / Chief Financial Officer
                                        (Chief Accounting Officer and
                                   Duly Authorized Officer of the Registrant)

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

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:      December 13, 2002        By: /s/   James A. Motley
                                        ----------------------------------------
                                              James A. Motley
                                              Vice President,
                                              Chief Financial Officer
                                              and Secretary

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

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:      December 13, 2002        By:      /s/     Gerald R. Szczepanski
                                             -----------------------------------
                                             Gerald R. Szczepanski
                                             Chairman of the Board and
                                             Chief Executive Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENTS
-------                      ------------------------


  3.1--   Third Restated Articles of Incorporation of the Company (filed as
          Exhibit 4.1 to the Company's Form S-8 (No. 33-98038) filed with the
          Commission on October 12, 1995 and incorporated herein by reference).

  3.2-- Amended and Restated Bylaws of the Company (filed as Exhibit 4.2 to the Company's Form S-8 (No. 33-98038) filed with the Commission on
          October 12, 1995 and incorporated herein by reference).

  3.3--   First Amendment to the Amended and Restated Bylaws of the Company
          (filed as Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission on September 16, 1997 and incorporated herein by reference).

  4.1-- Specimen Certificate for shares of Common Stock, $.01 par value, of the Company (filed as Exhibit 4.1 to the Company's Amendment No. 2 to
          Form S-1 (No. 33-95090) filed with the Commission on September 8, 1995 and incorporated herein by reference).

  4.2-- Rights Agreement dated as of September 3, 1998, between the Company and Mellon Services, L.L.C. (filed as Exhibit 1 to the Company's Form
          8-A filed with the Commission on September 4, 1998 and incorporated herein by reference).

10.1--    Credit Agreement dated as of May 31, 2002 between the Company and
          Wells Fargo Bank (Texas), National Association (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          May 4, 2002 filed with the Commission on June 14, 2002 and incorporated herein by reference).

10.2--    Executive Retirement Agreement dated August 28, 2002 between Gadzooks
          Management, L.P. and Gerald R. Szczepanski.

10.3*--   First Amendment to First Amended and Restated Credit Agreement and
          Waiver of Defaults dated as of November 11, 2002 between the Company and Wells Fargo Bank (Texas) National Association.

10.4*-- Continuing Security Agreement - Rights to Payment and Inventory dated as of November 8, 2002 between the Company and Wells Fargo Bank
          (Texas) National Association.

10.5*-- Security Agreement - Equipment Inventory dated as of November 8, 2002 between the Company and Wells Fargo Bank (Texas) National Association.

99.1*--   Certification of Chief Executive Officer pursuant to Sarbanes-Oxley
          Act of 2002.

99.2*--   Certification of Chief Financial Officer pursuant to Sarbanes-Oxley
          Act of 2002.


*Filed herewith (unless otherwise indicated, exhibits are previously filed).