Form 10-K
period 2003-02-01
GADZOOKS INC
filed 2003-04-29
CIK 924140

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

           FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003

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

                              TITLE OF EACH CLASS
                         COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of August 2, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $74,497,735. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

     On April 25, 2003, the registrant had 9,159,671 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the registrant's definitive proxy statement for the 2003 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 GADZOOKS, INC.

                               INDEX TO FORM 10-K

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.........   14

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   14
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   24
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   42

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   42
Item 11.  Executive Compensation......................................   42
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   42
Item 13.  Certain Relationships and Related Transactions..............   42
Item 14.  Controls and Procedures.....................................   42

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   42

                                     PART I

ITEM 1.  BUSINESS.

     Gadzooks, Inc., the "Company" or "Gadzooks," is a mall-based specialty retailer of casual apparel and related accessories for young men and women, principally between the ages of 14 and 18. At the end of fiscal 2002, the Company operated 435 Gadzooks stores in both metropolitan and middle markets in 41 states. During fiscal 2002, the Company opened 11 new Gadzooks stores and closed three Gadzooks stores. The Company plans to open one new Gadzooks store in fiscal 2003.

     On January 9, 2003, the Company announced plans to focus exclusively on apparel and accessories for females. The conversion of the Gadzooks stores to an all-female merchandise assortment is scheduled to take place early in the second half of fiscal 2003. Prior to the conversion, all men's merchandise will be liquidated. Marketing and advertising campaigns will be utilized to support the transition with an emphasis on the grand reopening of Gadzooks as a female-only apparel and accessories store. The Gadzooks store environment will also be updated to have more of a feminine appeal both in its signage and fixture presentations.

     In the second half of fiscal 2001, the Company began testing a new retail concept with the opening of four Orchid stores in two states. The Orchid concept caters to the unique innerwear and sleepwear needs of females between the ages of 14 and 22. The Company is still evaluating the concept.

     The Company's website, gadzooks.com, is utilized to provide an additional marketing opportunity for the Gadzooks stores. The site features current fashion trends, a monthly calendar of events, in-store promotions, on-line contests and music videos.

     The Company was incorporated in Texas in 1982. Its executive offices are located at 4121 International Parkway, Carrollton, Texas 75007, and its telephone number is (972) 307-5555. A copy of the Form 10-K, excluding exhibits, as filed with the Securities and Exchange Commission, may be obtained without charge upon written request to Investor Relations at the Company's headquarters.

BUSINESS STRATEGY

     The Company is a leading retailer of brand name casual apparel and related accessories for teenagers. The principal elements of the Company's business strategy in its Gadzooks stores are:

     - Customer Focus. Historically, the Gadzooks concept has focused on providing fashionable casual apparel and accessories to both male and female teenage customers. However, beginning in the second half of fiscal 2003, Gadzooks plans to convert its stores to an all-female merchandise assortment. Gadzooks believes that this conversion will allow it to compete more effectively by devoting all of its square footage to the female customer and focusing all of the Company's resources on meeting the needs of females between the ages of 16 and 22. The Company is not new to the female market; in fact, Gadzooks has been providing casual apparel and related accessories for the junior customer since its inception twenty years ago. The Company has hired a leading independent branding firm to help plan and execute the marketing campaign that will be used to support Gadzooks' new brand image. Additionally, the Company has hired a nationally recognized firm in store design to lead the effort of tailoring the store look. As an integral part of the transition, new fixtures, merchandise displays and signage will be utilized to give the store environment more of a feminine appeal.

     - Multiple Merchandise Categories. A key component of the Company's merchandising strategy is to limit its dependence on any one fashion, style, brand or item by offering products in a broad range of categories, including woven and knit tops, jeans, shorts, junior dresses, swimwear, t-shirts, footwear, sunglasses, watches, jewelry and other accessory items. The Company regularly monitors store sales by classification, style, vendor and size to identify emerging fashion trends, and manages the product mix in its stores to respond to the spending patterns of its customers. The Company believes that its success to date has been largely attributable to its ability to meet the changing fashion preferences of its customers.

     - Emphasis on Brand Name Merchandise Supplemented by Private
       Brands. Another key feature of the Company's merchandising strategy is to offer a wide variety of popular brand name merchandise based on its belief that its customers shop primarily for recognized labels and designs. The Company's merchandise includes high visibility names such as Candies, ECKO, Fox, Hot Kiss and others. The Company is continuing to grow its private brand business in order to better meet the needs of its customers. Private brands comprised 17% and 13% of net sales in 2002 and 2001, respectively, and are expected to comprise between 25% and 30% of net sales in 2003. Private brands allow the Company the opportunity to expand its customer base by providing merchandise of comparable quality to brand name merchandise at competitive prices and to capitalize on fashion trends when branded vendors are not offering the latest in trends. The Company concentrates on mainstream merchandise that appeals to its target customer rather than relying on "cutting edge" products. The Company believes that this strategy is consistent with its philosophy of responding to its customers' fashion preferences as opposed to establishing fashion trends.

     - Metropolitan and Middle Market Locations. A central aspect of the Company's strategy has been the development of a store concept that is successful in both metropolitan and middle markets. The Company believes that its customers throughout the United States frequently have similar fashion preferences as a result of the influence of television programs, sports, MTV and music and fashion magazines. As a result, the Company has historically been able to operate stores successfully across a broad range of demographic and geographic markets, increasing the number of potential sites available to the Company.

     - Attentive Customer Service. The Company is committed to offering professional and attentive customer service. Gadzooks strives to hire young, energetic, service-oriented sales associates who understand its customers and can relate to their changing needs and preferences. The Company trains sales associates to greet each customer personally, to inform the customer about new fashion trends and to suggest merchandise to suit the customer's wardrobe and lifestyle needs. The Company believes that the high level of service given to its customers differentiates Gadzooks from its competition.

     - Entertaining Store Environment. The Company believes that its stores provide a fun and enjoyable shopping experience for its customers. Gadzooks stores are designed to create a high energy, fun environment using television monitors featuring popular music videos and creative, eye-catching signage. The Company believes that its entertaining store design encourages customers to visit the stores more frequently and to shop in the stores for longer periods of time.

     - Investment in Systems and Personnel. The Company is committed to investing in information systems and using current technology to help execute its merchandising strategy. The Company's systems provide its buyers and merchandise planners with daily sales and inventory information by store, style, vendor and size, allowing Gadzooks to respond to changing customer preferences and to stock the appropriate quantities and styles of merchandise at each store. The Company uses a warehouse management system to efficiently control all warehouse functions and expedite the flow of merchandise to its stores. The Company is also committed to attracting and retaining highly qualified, service-oriented management and sales associates and providing them with career advancement opportunities. The corporate culture at Gadzooks promotes the open exchange of new ideas and information between all levels of the Company, thereby enabling management to supplement the data from its information systems with the practical experience of its employees.

     - Distribution Capabilities. The Company believes that its 207,000 square-foot facility in the Dallas area can support the merchandising needs of more than 500 stores, providing the ability for continued store expansion.

STORE LOCATIONS

     As of March 31, 2003, the Company operated 430 Gadzooks stores in 41 states and four Orchid stores in two states. The Gadzooks stores are located in metropolitan markets such as Dallas, Chicago, Atlanta, Boston and Kansas City, as well as middle markets such as Amarillo, Texas; Tupelo, Mississippi; and Roanoke, Virginia. The Orchid stores are located in Houston, Dallas, and New Orleans. A list of stores by state is as follows:

                        # OF
STATE                  STORES
-----                  ------
Alabama..............     5
Arizona..............     1
Arkansas.............     5
Colorado.............     4
Delaware.............     2
Florida..............    41
Georgia..............    14
Idaho................     1
Illinois.............    21
Indiana..............    11
Iowa.................    14
Kansas...............     8
Kentucky.............     9
Louisiana............    12

                        # OF
STATE                  STORES
-----                  ------
Maryland.............     7
Massachusetts........     6
Michigan.............    19
Minnesota............    10
Mississippi..........     5
Missouri.............    12
Nebraska.............     4
New Hampshire........     2
New Jersey...........     8
New Mexico...........     4
New York.............     8
North Carolina.......    16
North Dakota.........     2
Ohio.................    27

                        # OF
STATE                  STORES
-----                  ------
Oklahoma.............    13
Oregon...............     1
Pennsylvania.........    24
Rhode Island.........     1
South Carolina.......     8
South Dakota.........     2
Tennessee............    13
Texas................    60
Utah.................     3
Virginia.............    12
Washington...........     2
West Virginia........     7
Wisconsin............    10

STORE EXPANSION

     The following table provides a history of the Gadzooks store expansion program over the past five fiscal years, excluding Orchid stores.

                                                                  FISCAL YEAR
                                                        --------------------------------
                                                        2002   2001   2000   1999   1998
                                                        ----   ----   ----   ----   ----
Number of stores open at beginning of period..........  427    375    326    312    250
Number of new stores opened...........................   11     56     52     19     63
Number of stores closed...............................    3      4      3      5      1
                                                        ---    ---    ---    ---    ---
Number of stores open at end of period................  435    427    375    326    312
                                                        ===    ===    ===    ===    ===

     The Company opens stores in enclosed shopping malls in both metropolitan and middle markets. The Company expects to open one new store in 2003; however, continued expansion has been suspended pending the conversion of the Gadzooks stores to an all-female merchandise assortment. The transition is scheduled to take place early in the second half of 2003. The Company believes that the broad appeal of the Gadzooks concept enables it to operate successfully in diverse geographic and demographic markets, thereby increasing the total number of potential sites available to the Company.

     The Company typically expands from existing markets into contiguous new markets and attempts to cluster its stores within a market area in order to achieve management and operating efficiencies and to enhance its name recognition. The Company's existing stores average approximately 2,500 square feet. The Company typically seeks a location of approximately 2,400 to 3,100 square feet with significant mall frontage. In fiscal 2002, the Company opened its first store in the state of Oregon. The Company closed three under-performing stores during fiscal 2002 and estimates that an additional 25 to 30 under-performing stores will be closed during fiscal 2003. The Company continues to analyze stores for potential closing from time to time.

MERCHANDISING

     Historically, the Company's merchandising strategy has been to provide a wide range of brand name casual apparel and related accessories that reflect the fashion preferences of young men and women principally between the ages of 14 and 18. Effective early in the second half of fiscal 2003, the Company plans to focus exclusively on apparel and accessories for females between the ages of 16 and 22 and will convert the Gadzooks stores to an all-female merchandise assortment. Prior to the conversion, all of the men's merchandise will be liquidated.

     The Company's merchandise includes highly visible names such as Candie's, ECKO, Fox, Hot Kiss and others. The Company concentrates on fashionable mainstream merchandise rather than relying on "cutting edge" products. The Company believes that this strategy is consistent with its philosophy of responding to its customers' fashion preferences as opposed to attempting to establish fashion trends.

     The Company has historically classified all its merchandise into one of the following four categories. As discussed above, beginning with the second half of fiscal 2003, the Company will discontinue the men's business.

      - Juniors:                                  The Juniors category includes casual sportswear
                                                  separates designed for fashion-current teenage
                                                  girls, such as knit tops, woven shirts and vests,
                                                  denim, dresses and swimwear. Key brands in this
                                                  category include Candie's, Dollhouse, Hot Kiss,
                                                  Billabong and Fox.

      - Young Mens:                               The Young Mens category includes casual sportswear
                                                  separates reflecting current fashion trends, such
                                                  as woven and knit tops, bottoms made of denim and
                                                  other fabrics and t-shirts with logos containing
                                                  current topics and humorous designs and phrases.
                                                  Key brands in this category include ECKO,
                                                  Billabong, Fox, Hurley and Puma.

      - Accessories:                              The Accessories category includes a variety of
                                                  male, female and unisex accessories including
                                                  sunglasses, watches, wallets, hair accessories,
                                                  backpacks, necklaces, hats and other accessories.
                                                  Key brands in this category include ECKO, Fossil,
                                                  Fox and Candie's.

      - Footwear:                                 The Company offers a limited selection of male,
                                                  female and unisex footwear including sandals and
                                                  active footwear. Key brands in this category
                                                  include Candie's, Bongo, Sanuk, Sugar, ECKO and
                                                  Puma.

     The following table sets forth the Company's merchandise sales by category as an approximate percentage of total net sales:

                                                                  FISCAL YEAR
                                                              --------------------
                                                              2002    2001    2000
                                                              ----    ----    ----
Juniors.....................................................   38%     39%     38%
Young Mens..................................................   39      40      39
Accessories.................................................   18      16      17
Footwear....................................................    5       5       6
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===

     By offering products in multiple categories, the Company is able to shift its merchandise emphasis among and within its core categories to respond to changing customer preferences. The Company expects to continue to adjust its emphasis in particular categories in response to changing fashion trends and, therefore, its merchandise mix may vary slightly from time to time. Effective early in the second half of fiscal 2003, the Company plans to focus exclusively on apparel and accessories for females and will convert the Gadzooks stores to an all-female merchandise assortment. Prior to the conversion, all of the men's merchandise will be liquidated.

     The Company continues to supplement its national and teen branded merchandise with private brand offerings in order to better meet the needs of its customers. Private brands allow the Company the opportunity to expand its customer base by providing merchandise of comparable quality to brand name merchandise at competitive prices and to capitalize on fashion trends when branded merchandise vendors are not offering the latest in trends. The private brand merchandise is designed internally by the Company's product design team and buying staff. This merchandise is primarily sourced domestically to allow the buying staff to react quickly to developing trends. Private brand sales, including merchandise designed and sourced by Gadzooks under the Candie's label, accounted for approximately 17 percent and 13 percent of the Company's sales in fiscal 2002 and fiscal 2001, respectively.

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

PURCHASING

     The Company's purchasing staff consists of a Chief Merchandising Officer, General Merchandising Manager, Divisional Merchandising Managers, buyers and assistant buyers. The purchasing staff analyzes current fashion directions by visiting major fashion markets, maintaining close relationships with the Company's vendors and utilizing focus groups in order to identify styles and trends. The Chief Merchandising Officer, General Merchandising Manager, Divisional Merchandising Managers and the buyers regularly monitor merchandise flow through the stores and strive to maintain the appropriate merchandise mix to meet customer demand.

     Due to changes in fashion trends and seasonality, the Company purchases merchandise from numerous vendors throughout the year. During fiscal 2002, the Company did business with approximately 700 vendors. No single vendor accounted for more than ten percent of merchandise purchases. Gadzooks believes that strong vendor relationships are important to the growth and success of the Company.

     In addition, the Company uses private label merchandise to supplement its primarily branded product line. Bad Kitty, Misdemeanor and Taunt are the private label brands established for the junior's category, and Epidemic, Decibel and Verbal Assault were established for the young men's category.

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

     In May 1997, the Company relocated its headquarters to a 207,000 square foot site in the Dallas metropolitan area, which includes a distribution facility and the Company's corporate offices. Vendors deliver merchandise to this facility, where it is inspected, received into the Company's merchandising system, allocated to stores and boxed for distribution to the Company's stores. Merchandise is typically shipped to stores daily, providing Gadzooks' stores with a steady flow of new merchandise. For certain key products, the Company maintains a backstock at its distribution center that is allocated and distributed to the stores through an automated replenishment system.

STORE OPERATIONS

     Gadzooks stores are open seven days a week during normal mall hours. The Company's store operations are managed by a Vice President of Store Operations, Regional Sales Directors and District Sales Managers, who generally have responsibility for eight to ten stores within a geographic district. Individual stores are managed by a store manager and two assistant store managers. A typical store has six to 12 part-time sales associates, depending on the season. Gadzooks compensates its district and store managers with a base salary and performance bonuses, based on store sales and shrink results. Sales associates are compensated on an hourly basis.

     The Company believes that its continued success is dependent in part on its ability to attract, retain and motivate quality employees. The Company has an established training program for future district sales managers. Store managers, many of whom are selected from among the Company's assistant managers, currently complete a one-week training program with a designated training store manager before taking responsibility for a store. A formalized one-week training program for assistant managers was rolled out to the stores in fiscal 2002. The hiring and training of new sales associates and assistant managers are the responsibility of store managers, and the Company has established training and operations manuals to assist them in this process.

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

STORE ENVIRONMENT

     The Company believes that its stores provide a fun and enjoyable shopping experience for its customers. Gadzooks stores are designed to create a high energy, fun environment using television monitors featuring popular music videos and creative, eye-catching signage. Historically, the Company has displayed a significant amount of merchandise on the walls of the store, with male merchandise along one side and female merchandise along the other. Early in the second half of fiscal 2003, however, the Company will convert the Gadzooks stores to an all-female merchandise assortment. As a result of the conversion, new fixtures and merchandise displays will be utilized to give the store environment more of a feminine appeal. Stores typically feature large windows along the mall which provide an open view of the entire store to mall traffic and are merchandised to draw customers into the store.

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

     The Company believes that its current management information and control systems are adequate to support the Company's existing and planned operations, but regularly evaluates its systems to determine when upgrades or replacements are needed. The Company implemented enhanced planning and allocation systems in fiscal 2000. These changes allow the Company to more efficiently manage and respond to merchandise mix changes at a chain and store level. The Company implemented a new financial system that was fully operational by the end of the third quarter of fiscal 2001. During fiscal 2002, a warehouse management system was installed and implemented prior to the holiday season. Warehouse productivity and accuracy have been improved with online, real-time, detailed task tracking and barcode scanning through the use of wireless devices. In fiscal 2002, the Company improved its communications with its regional and district store managers through the implementation of remote access capabilities. Additionally, the Company has signed a contract to license new point-of-sale and merchandising systems to be installed and implemented over the course of the next few years.

ADVERTISING AND PROMOTION

     The Company relies primarily on mall traffic, the enthusiasm of its sales associates and existing customers, highly visible store locations and eye-catching signage to attract new customers to the stores. The Company has generally found this approach to be more cost effective than more traditional media advertising. During fiscal 2001, the Company began building an e-mail database of customers. The database is used to advertise and promote merchandise offerings and contests via e-mail blasts as a means to increase customer traffic at the stores. During the fourth quarter of fiscal 2002, the Company began building a mailing list of its customers. The mailing list includes general demographic information and will be utilized in a direct mail campaign to support the Company's transition to an all-female merchandise assortment in the second half of fiscal 2003. Additionally, the Company has hired a leading independent branding firm to help plan and execute the marketing and advertising campaign that will be used to support Gadzooks' new brand image.

     The Company plans the opening of new stores to coincide with peak shopping seasons and mall grand openings when customer traffic is greater. The Company also uses promotions to generate repeat visits to its stores and plans on increasing its advertisements in national magazines, such as Seventeen, YM, Teen Vogue and Teen People, in partnership with certain of its vendors. The Company also benefits from advertising by its vendors, especially where Gadzooks is listed as a retailer of their products. The Company's redesigned website features music videos, movie previews, horoscopes, current store fashions and promotions to capture the attention of its target customers and attract them to the stores. The Company has also been active in sponsoring concerts and other teen-related promotional events.

TRADEMARKS

     The Company has registered on the Principal Register of the United States Patent and Trademark Office "Gadzooks" (in various formats), "Decibel," "Epidemic" and "Verbal Assault" and currently has pending applications for "Bad Kitty," "Misdemeanor," "Orchid" and "Taunt." Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States.

COMPETITION

     The teenage retail apparel and accessories industry is highly competitive. The Company competes with other retailers for customers, suitable retail locations and qualified management personnel. Gadzooks currently competes with traditional department stores, with national specialty chains such as Old Navy and certain divisions of The Limited, with numerous other retailers such as American Eagle Outfitters, The Buckle, Abercrombie & Fitch, Pacific Sunwear, Charlotte Russe, Forever 21, Wet Seal and Hot Topic, and with local specialty stores in certain markets, and to a lesser extent, with mass merchandisers and companies providing shopping sites via the internet. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. The principal competitive factors in the Company's business are fashion, merchandise selection, customer service, price and store location.

EMPLOYEES

     On March 1, 2003, the Company had 1,531 full-time employees and 2,856 part-time employees. Of the Company's 4,387 employees, 151 were corporate personnel, 109 were distribution center employees and 4,127 were store employees. The number of part-time employees varies with seasonal needs. None of the Company's employees are covered by a collective bargaining agreement. The Company seeks to create a casual and supportive working environment and believes its employee relations to be excellent.

                                  RISK FACTORS

     This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21F of the Securities Exchange Act of 1934. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," "will" and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including fluctuations in store sales results, changes in economic conditions, fluctuations in quarterly results and other factors described under the "Risk Factors" section. Such statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this paragraph.

GROWTH STRATEGY: FUTURE OPERATING RESULTS

     The Company's net sales have grown during the past several years, primarily as a result of the opening of new stores and, to a much lesser extent, increases in comparable store sales in prior years. The Company expects to open one new Gadzooks store in 2003; however, continued expansion has been suspended pending the conversion of the Gadzooks stores to an all-female merchandise assortment. This transition is scheduled to take place early in the second half of fiscal 2003. The Company has already closed five stores and is currently pursuing the closure of approximately 20 to 25 additional stores during fiscal 2003. The Company is still evaluating the Orchid concept. Future operating results will depend largely on the Company's ability to manage the business through the transition from a young men's and juniors apparel and accessories store to an all-female apparel and accessories store targeted to a slightly older age group. There can be no assurance that the conversion of the Gadzooks stores to an all-female merchandise assortment will be completed successfully or will be profitable. In the future, the Company may enter new markets in various regions of the United States. Expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing markets and future expansion will be dependent on the successful conversion to an all-female merchandise assortment.

     The Company anticipates capital expenditures of $6 million to $8 million in fiscal 2003 to open one new Gadzooks store, remodel two existing stores, update the look of all Gadzooks stores as part of the transition to an all-female merchandise selection and purchase and/or upgrade information systems. The Company has hired a consultant to review the current store base and provide recommendations on ways to update the store environment to have more of a feminine appeal. The actual costs that the Company will incur in connection with transitioning its stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, store size and the extent of the modifications required at the selected site. Even though the Company believes that its existing cash balances, cash generated from operations and funds available under the Company's secured line of credit will be sufficient to fund its transition requirements through at least fiscal 2003, the Company may be required to seek additional sources of funds for such transition. If the Company does need to seek additional funding, no assurance can be given that the Company will be able to obtain such funding on acceptable terms.

CONVERSION TO AN ALL-FEMALE MERCHANDISE ASSORTMENT

     Early in the second half of fiscal 2003, the Company plans to focus exclusively on apparel and accessories for females and will convert the Gadzooks stores to an all-female merchandise assortment. The Company believes that the conversion will have a positive impact on the business due to the Company's historical performance and expertise in the junior's category. The Company believes that the additional square footage devoted to the female customer will allow the stores to compete more effectively and will give the stores more focus. The Company's failure to successfully convert to an all-female merchandise assortment or its failure to liquidate the men's merchandise at the planned prices would likely have a material adverse effect on the Company's business, financial condition, operating results, comparable store sales results and image with its customers. In addition, if the anticipated increase in female business does not occur as planned, the Company's sales and revenues are likely to suffer.

FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS

     A variety of factors affect the Company's comparable store sales results, including economic conditions, fashion trends, the retail sales environment, competition, sourcing and distribution of products and the Company's ability to execute its business strategy efficiently. The liquidation of the Company's men's inventory and subsequent change to an all-female merchandise assortment are also likely to cause unusual fluctuations in comparable store sales results particularly in fiscal 2003. The Company's quarterly comparable store sales results have varied significantly in the past. The Company's comparable store sales results were (2.2)%, (3.3)%, (5.1)% and (3.1)% in the first, second, third and fourth quarters of fiscal 2002, respectively, and (4.6)%, (8.9)%, (3.2)% and (3.9)% in the first, second, third and fourth quarters of fiscal 2001, respectively.

CHANGES IN FASHION TRENDS

     The Company's profitability is largely dependent upon its ability to anticipate the fashion tastes of its customers and to provide merchandise and brands that appeal to their preferences in a timely manner. The fashion tastes of the Company's customers may change frequently. The Company's failure to anticipate, identify or react appropriately to changes in styles, trends or brand preferences could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on the Company's operating results, comparable store sales results and image with its customers. See Item 1, "Business -- Merchandising."

PRIVATE LABEL MERCHANDISE

     Sales from private label merchandise, including merchandise designed and sourced by Gadzooks under the Candie's label, accounted for approximately 17% and 13% of net sales in fiscal 2002 and fiscal 2001, respectively. The Company expects to increase the percentage of net sales in private label merchandise in the future, although there can be no assurance that the Company will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because the Company's private label merchandise generally carries higher merchandise margins than its other merchandise, the Company's failure to anticipate, identify and react in a timely manner to fashion trends with its private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse affect on the Company's business, financial condition and results of operations. See Item 1, "Business -- Merchandising."

IMPACT OF ECONOMIC CONDITIONS

     Certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including business conditions, interest rates, taxation and consumer confidence in future economic conditions. If the demand for apparel and related merchandise by its female customers declines, the Company's business, comparable store sales results and results of operations would be materially and adversely affected. Although the Company advertises on its website, through e-mail blasts and to a limited extent in national magazines through cooperative agreements with certain of its vendors, its stores rely principally on mall traffic for customers. Therefore, the Company is dependent upon the continued popularity of malls as a shopping destination and the ability of mall anchor tenants and other attractions to generate customer traffic for its stores. A decrease in mall traffic or a decline in economic conditions in the markets in which the Company's stores are located would adversely affect the Company's growth, net sales, comparable store sales results and profitability. See Item 1, "Business."

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

QUARTERLY RESULTS AND SEASONALITY

     The Company's quarterly results of operations may fluctuate materially depending on, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, shifts in timing of certain holidays and changes in the Company's merchandise mix. The Company's business is also subject to seasonal influences, with heavier concentrations of sales during the Christmas holiday, back-to-school and spring break seasons. The Company has experienced quarterly losses in the past and is likely to experience such losses in the future, especially during the conversion to an all-female merchandise assortment. Because of these fluctuations in net sales and net income, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter.

ECONOMIC IMPACT OF WAR AND TERRORIST ATTACKS

     As a result of the war in Iraq and the lingering effects of the attacks on September 11, 2001, security has been heightened in public areas, including the regional shopping malls where the Company's stores are located. Any further threat of terrorist attacks or actual terrorist events could lead to lower customer traffic in regional shopping malls. The decline in tourism has also had a negative impact on stores located in Florida. A continued decline in tourism in this market could have a material effect on the Company's sales and profitability. In addition, local authorities or mall management could close regional shopping malls in response to any immediate security concern. For example, on September 11, 2001, substantially all the Company's stores were closed early due to closure of the malls in response to the terrorist attacks. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales that would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY VENDORS

     The Company's business depends on its ability to purchase current season, brand name apparel in sufficient quantities at competitive prices. The inability or failure of key vendors to supply the Company with adequate quantities of desired merchandise, the loss of one or more key vendors or a material change in the Company's current purchase terms could have a material adverse effect on the Company's business. Many of the Company's smaller vendors have limited resources, production capacities and operating histories, and many have limited the distribution of their merchandise in the past. The Company has no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that the Company will be able to acquire desired merchandise in sufficient quantities on terms acceptable to the Company in the future. During the Company's 2002 fiscal year, no single vendor accounted for more than 10% of the Company's merchandise purchases. See
Item 1, "Business -- Merchandising" and "Business -- Purchasing."

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

COMPETITION

     The Company operates in a highly competitive environment, which has experienced aggressive growth in the number of competitors, the number of stores and the amount of square footage dedicated specifically to teen retailing. The Company currently competes with traditional and department stores, with national specialty chains such as Old Navy and certain divisions of The Limited, with numerous other teen retailers, such as American Eagle Outfitters, The Buckle, Abercrombie & Fitch, Charlotte Russe, Forever 21, Pacific Sunwear, Wet Seal and Hot Topic, with smaller chains and local specialty stores, and to a lesser extent, with mass merchandisers and companies providing shopping sites via the internet. Many of these competitors are larger and have substantially greater resources than the Company. Direct competition with these and other retailers may increase significantly in the future, which could require the Company, among other things, to lower its prices and/or increase its advertising expenses. Increased competition could have a material adverse effect on the Company's operations and comparable store sales results. See Item 1,"Business -- Competition."

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

EXCHANGE LISTING

     The Company's ability to remain listed on the Nasdaq National Market depends on the Company's ability to satisfy applicable Nasdaq criteria including its ability to maintain a minimum bid price per share of $1.00. If the Company's stock price continues to decline and the Company is unable to continue to satisfy this and other criteria, Nasdaq may begin procedures to remove the Company's common stock from the Nasdaq National Market. If the Company is delisted from the Nasdaq National Market, an active trading market for the Company's common stock may no longer exist.

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

     The Company has a Shareholder Rights Plan, which is intended to deter an unfriendly takeover of the Company and to help ensure that current shareholders receive fair value upon the sale of their stock to another party seeking control of the Company. See Item 8, "Notes to Consolidated Financial Statements -- Note 13 -- Shareholder Rights Plan," located on page 40 of this Form 10-K.

ITEM 2.  PROPERTIES.

     All of the existing stores are leased by the Company, with lease terms (excluding renewal option periods exercisable by the Company at escalating rents) expiring between April 2003 and January 2013. The leases for most of the existing stores are for terms of ten years and provide for contingent rent based upon a percent of sales in excess of specified minimums.

     The Company leases its office and distribution center located in Carrollton, Texas under a lease that is scheduled to expire on May 1, 2007.

ITEM 3.  LEGAL PROCEEDINGS.

     In the ordinary course of its business, the Company is periodically a party to lawsuits. The Company does not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition. However, there can be no assurance that future costs will not be material to operating results and liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share of the common stock as reported on The Nasdaq Stock Market:

                                                          2002              2001
                                                     ---------------   ---------------
                                                      HIGH     LOW      HIGH     LOW
                                                     ------   ------   ------   ------
FISCAL QUARTERS:
First Quarter......................................  $18.55   $12.95   $24.64   $17.00
Second Quarter.....................................   14.45     8.25    17.56    12.47
Third Quarter......................................    8.60     3.51    15.90    11.95
Fourth Quarter.....................................    5.98     3.25    15.36    10.90

     On March 31, 2003 the closing sales price on The Nasdaq Stock Market was $2.42. As of March 31, 2003, the approximate number of common shareholders of record was 94, although the Company believes that the actual number of beneficial owners is significantly higher. The Company presently intends to retain earnings for use in its business and therefore does not anticipate declaring a cash dividend in the near future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                               FISCAL YEAR ENDED
                                      -------------------------------------------------------------------
                                      FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,   JANUARY 30,
                                         2003          2002          2001          2000          1999
                                      -----------   -----------   -----------   -----------   -----------
                                         ($ IN THOUSANDS, EXCEPT OPERATING DATA AND PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Net sales.........................  $  325,521    $  313,823     $288,411      $240,253      $207,172
  Cost of goods sold................     244,321       234,054      205,505       173,778       157,728
                                      ----------    ----------     --------      --------      --------
  Gross profit......................      81,200        79,769       82,906        66,475        49,444
  Selling, general and
     administrative expenses........      77,337        69,758       63,450        55,558        49,496
  Provision for store closings and
     asset impairments..............       5,870           563           --         1,721            --
                                      ----------    ----------     --------      --------      --------
  Operating income (loss)...........      (2,007)        9,448       19,456         9,196           (52)
  Interest income, net..............          74           294          792           496           536
                                      ----------    ----------     --------      --------      --------
  Income (loss) before income
     taxes..........................      (1,933)        9,742       20,248         9,692           484
  Provision (benefit) for income
     taxes..........................        (675)        3,733        7,458         3,622            97
                                      ----------    ----------     --------      --------      --------
  Net income (loss).................  $   (1,258)   $    6,009     $ 12,790      $  6,070      $    387
                                      ==========    ==========     ========      ========      ========
  Net income (loss) per share
     Basic..........................  $    (0.14)   $     0.66     $   1.44      $   0.68      $   0.04
     Diluted........................  $    (0.14)   $     0.65     $   1.38      $   0.67      $   0.04
  Average shares outstanding
     Basic..........................       9,126         9,040        8,911         8,910         8,852
     Diluted........................       9,126         9,304        9,293         9,043         9,036
SELECTED OPERATING DATA:
  Comparable store sales
     change(1)......................        (3.4)%        (5.1)%        7.6%          5.4%         (5.6)%
  Number of stores at year end......         439           431          375           326           312
  Average net sales per store.......  $  743,000    $  767,000     $826,000      $746,000      $714,000
  Average net sales per square
     foot...........................  $      300    $      312     $    345      $    315      $    302
  Total square footage at end of
     period.........................   1,087,000     1,064,000      908,000       772,000       736,000
  Operating income (loss) ratio.....        (0.6)%         3.0%         6.7%          3.8%           --
  Capital expenditures (in
     thousands).....................  $    9,688    $   14,275     $ 12,936      $  7,008      $ 10,082
BALANCE SHEET DATA:
  Working capital...................  $   50,773    $   47,040     $ 44,986      $ 38,367      $ 31,629
  Total assets......................     125,127       125,681      118,794        96,662        86,442
  Total debt........................          --            --           --            --            --
  Shareholders' equity..............      86,358        86,853       79,388        66,145        60,031

---------------

(1) A store becomes comparable after it has been open for 14 full fiscal months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Gadzooks is a mall-based specialty retailer of casual apparel and related accessories for young men and women, principally between the ages of 14 and 18. On January 9, 2003, the Company announced plans to focus exclusively on apparel and accessories for females. The conversion of the Gadzooks stores to an all-female merchandise assortment is scheduled to take place early in the second half of fiscal 2003. In the second half of fiscal 2001, the Company began testing a new retail concept with the opening of four Orchid stores. The Orchid concept caters to the unique innerwear and sleepwear needs of females between the ages of 14 and 22. The Company opened its first store in 1983, and at fiscal year-end 2002, operated 435 Gadzooks stores and four Orchid stores in 41 states. The Company opened 11 Gadzooks stores in fiscal 2002, 56 Gadzooks stores and four Orchid stores in fiscal 2001 and 52 Gadzooks stores in fiscal 2000. Three Gadzooks stores were closed during fiscal 2002, four Gadzooks stores were closed during fiscal 2001 and three Gadzooks stores were closed during fiscal 2000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of Gadzooks' consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates such estimates including sales return rates, inventory reserves, impairment of long-lived assets, income taxes and accrued expenses. Actual results may differ from these estimates.

     Gadzooks' accounting policies are generally straightforward, however, the following require more significant management judgments and estimates.

     Revenue Recognition. As discussed in Note 2 to the consolidated financial statements, retail merchandise sales are recognized at the point of sale less sales returns and employee discounts. Management records a provision for estimated sales returns based on historical return rates. If sales return rates increase, an additional allowance may be required.

     Inventory Valuation. As discussed in Note 2 to the consolidated financial statements, inventories are valued at the lower of average cost or market. Cost is determined using the weighted-average method. Markdown allowances received from vendors are recorded as a reduction of inventory cost and therefore as a reduction of cost of goods sold in the period in which the related merchandise is sold. In addition, inventories include an allocation of buying and distribution costs to prepare product for the stores. This inventory valuation method requires certain management estimates and judgments, including estimates of merchandise markdowns, which could significantly affect gross margin. Management estimates the markdown reserve based on several factors, including but not limited to, merchandise quantities, historical markdown percentages, aged seasonal merchandise and future merchandise plans. If future demand or merchandise markdowns are less favorable than those projected by management, additional inventory adjustments may be required. On a monthly basis, management estimates shrink based on historical shrink rates. These estimates are compared to actual results as inventory counts are taken and reconciled to the general ledger. Gadzooks has not experienced significant fluctuations in historical shrink rates.

     Long-Term Asset Impairment. As discussed in Note 3 of the consolidated financial statements, management periodically reviews its long-lived assets for impairment and records a provision whenever events or circumstances indicate that the net book value of the asset may not be recoverable. Impairment is determined based on several factors, including but not limited to, current year operating loss or cash flow loss combined with a history and forecast of operating or cash flow losses, significant negative industry or economic trends and a current expectation, that more likely than not, the asset will be disposed of significantly before the end of its previously estimated useful life. If management determines that an impairment exists, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the assets. The amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair market value of the related assets.

     Deferred Tax Assets. As discussed in Note 8 of the consolidated financial statements, the Company does not currently have a valuation allowance recorded against its deferred tax assets. If management determines it is more likely than not that its deferred tax assets would not be realizable in the future, a valuation allowance would be recorded to reduce the deferred tax asset to its net realizable value. The Company anticipates an operating loss during the transition phase in fiscal 2003 and expects to return to profitability in fiscal 2004; however, should the loss for fiscal 2003 exceed projections, the Company may need to recognize a valuation allowance to reduce its deferred tax assets.

     Accrued Expenses. On a monthly basis, certain expenses are estimated in an effort to reflect these expenses in the proper period. Gadzooks' most material estimates relate to self-insurance reserves, store level operating expenses and bonuses. The self-insurance reserves for medical and worker's compensation claims are recorded based on historical claim levels adjusted for growth in the employee base. If the historical claims used to calculate these estimates are not reflective of actual results, additional expenses may be incurred up to the point that the Company's stop loss insurance begins. The Company is self-insured for property and casualty claims at the store level. Property and casualty claims at the store level are estimated and recognized as incurred. Accrued store level operating expenses are estimated based on current activity and historical results. Bonuses are based on performance and projected performance for the remainder of the bonus period. If actual results are significantly different from Gadzooks' expectations, an adjustment to expenses may be required.

CONVERSION TO ALL-FEMALE MERCHANDISE ASSORTMENT

     The conversion of the Gadzooks stores to an all-female merchandise assortment is scheduled to take place early in the second half of fiscal 2003. The Company anticipates an operating loss during the transition phase in fiscal 2003 and expects to return to profitability in fiscal 2004. Although it is not possible to predict all of the costs associated with the transition, the Company does plan to spend at least $1.5 million to $2.5 million in fiscal 2003 to market the new concept. However, no assurance can be given that the conversion will be successfully completed during fiscal 2003, that the Company will be profitable in fiscal 2004 or that the direct costs related to the conversion will not exceed the range provided.

STORE CLOSINGS

     The Company has already closed five stores and is currently pursuing the closure of approximately 20 to 25 additional under-performing stores in fiscal 2003. The costs associated with the closing of these stores, including, but not limited to lease termination costs and employee severance, is expected to be between $2.5 million and $3.5 million in the aggregate. As of February 1, 2003, the Company has not accrued any costs associated with the closing of the stores. Costs and expenses associated with store closures will be recognized at the time the liability is incurred. No assurance can be given however, that these stores will be closed during fiscal 2003, that additional stores will not be closed during fiscal 2003 or that the costs related to the closing of the stores will not exceed the range provided.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected income statement data expressed as a percentage of net sales and certain store data:

                                                                    FISCAL YEAR
                                                              -----------------------
                                                              2002     2001     2000
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold, including buying, distribution and
  occupancy costs...........................................   75.1     74.6     71.2
                                                              -----    -----    -----
Gross profit................................................   24.9     25.4     28.8
Selling, general and administrative expenses................   23.7     22.2     22.0
Provision for store closings and asset impairments..........    1.8      0.2       --
                                                              -----    -----    -----
Operating income (loss).....................................   (0.6)     3.0      6.8
Interest income, net........................................     --      0.1      0.2
                                                              -----    -----    -----
Income (loss) before income taxes...........................   (0.6)     3.1      7.0
Provision (benefit) for income taxes........................   (0.2)     1.2      2.6
                                                              -----    -----    -----
Net income (loss)...........................................   (0.4)%    1.9%     4.4%
                                                              =====    =====    =====
Number of stores open at end of period......................    439      431      375

     Fiscal Year. The Company's fiscal year is the 52- or 53-week period that ends on the Saturday nearest January 31. Fiscal 2002 was the 52-week period ending February 1, 2003. The Company estimates that the 53rd, or "extra," week included in fiscal 2000 increased net income by about $450,000, or $.05 per diluted share. The estimated impact of this 53rd week on the individual income statement components is discussed under the respective captions below.

FISCAL 2002 COMPARED TO FISCAL 2001

     Net sales increased approximately $11.7 million, or 3.7 percent, to $325.5 million during fiscal 2002 from $313.8 million during fiscal 2001. Net sales for the 11 new stores opened during fiscal 2002 and for those not yet qualifying as comparable stores accounted for $22.0 million of total sales. These sales were primarily offset by a comparable store sales decrease of $10.3 million, or 3.4 percent, in fiscal 2002. Sales per average store by category compared to the prior year were as follows: shoes -- increased 2.3 percent; men's apparel -- decreased 5.4 percent; accessories -- decreased 6.8 percent and junior apparel was flat to last fiscal year. The decrease in comparable store sales is attributed to increased competition and a difficult retail environment. The average dollar sale increased by 3.1 percent for the year, and the number of transactions per average store declined by 6.3 percent. A store becomes comparable after it has been open for 14 full fiscal months.

     Gross profit increased approximately $1.4 million to $81.2 million during fiscal 2002 from $79.8 million in fiscal 2001. As a percentage of net sales, gross profit decreased 0.5 percent to 24.9 percent from 25.4 percent in fiscal 2001. Merchandise margin as a percentage of sales was 0.8 percent higher than the prior year. This increase is primarily attributable to improved inventory shrinkage results as well as higher merchandise margins resulting from a shift in the merchandise mix to increased levels of private-label merchandise. Offsetting the improvement in merchandise margin was a 1.3 percent increase in occupancy costs as a percentage of sales. Of the increase in store occupancy costs as a percentage of sales, 0.6 percent was due to negative sales leverage, and the rest was the result of a 4.0 percent increase in occupancy costs per average square foot due to the higher costs associated with new stores and remodels as well as higher depreciation expense associated with store refurbishments. Buying and distribution costs as a percentage of sales were essentially flat to last year.

     Selling, general and administrative, or SG&A expenses, increased approximately $7.5 million to $77.3 million in fiscal 2002 from $69.8 million in fiscal 2001. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past fiscal year and an increase in administrative costs to support the larger store base. As a percentage of net sales, SG&A increased 1.5 percent to 23.7 percent from 22.2 percent in fiscal 2001. The increase in the SG&A percentage is primarily the result of the negative leverage effect of the comparable store sales decrease, an increase in store payroll expense, increased advertising and visual marketing costs, accelerated depreciation and the write-off of certain project costs related to an abandoned information systems project.

     The Company's net interest income decreased $220,000 to $74,000 in 2002 from $294,000 in fiscal 2001, due to both lower average cash balances and lower interest rates in fiscal 2002.

     The Company's effective tax rate decreased to 35.0 percent in fiscal 2002 from 38.3 percent in fiscal 2001. This decrease is primarily due to a change in mix of contribution to income from different states in fiscal 2002 as compared to fiscal 2001.

     Provision for Asset Impairments. As indicated in Note 3 of the consolidated financial statements, during fiscal 2002, the Company recorded a non-cash impairment charge of $5,870,000 to reflect fixtures and leasehold improvements at their respective estimated fair value in a total of 71 under-performing stores. The Company closed one of these stores in February 2003 and four of these stores in March 2003. The Company is currently pursuing the closure of approximately 20 to 25 additional under-performing stores in fiscal 2003. The total impairment charge is expected to reduce depreciation expense by approximately $978,000 annually over the average remaining useful lives of these assets (approximately 6.1 years). Management will continue to monitor these stores along with its regular review of the performance of all the Company's stores. If management determines that it is unlikely that a store's expected future operating results will be sufficient to meet the Company's financial objectives, management will consider remedial actions up to and including closing the store. If management approves a plan for closing a store or stores, the Company will recognize the liability for the costs associated with the plan as the liabilities are incurred. Costs to close a store can vary greatly based on the remaining life of a lease, buyout options with landlords and severance costs.

FISCAL 2001 COMPARED TO FISCAL 2000

     Net sales increased approximately $25.4 million, or 8.8 percent, to $313.8 million during fiscal 2001 from $288.4 million during fiscal 2000. Excluding sales of $4.5 million from the additional week in fiscal 2000, net sales increased 10.5 percent in fiscal 2001. Net sales for the new stores opened during fiscal 2001 and for those not yet qualifying as comparable stores accounted for $39.2 million of the total increase in sales. Comparable store sales decreased by $13.8 million, or 5.1 percent, in fiscal 2001. The Company experienced comparable store sales decreases in all of its merchandise categories. The decrease in comparable store sales is attributed to increased competition and a difficult retail environment. The average dollar sale increased by 2.5 percent for the year, and the number of transactions per average store declined by 8.1 percent.

     Gross profit decreased approximately $3.1 million to $79.8 million during fiscal 2001 from $82.9 million in fiscal 2000. As a percentage of net sales, gross profit decreased by 3.4 percent to 25.4 percent from 28.8 percent in fiscal 2000. The Company estimates that $1.7 million in gross profit was attributable to the additional week in fiscal 2000. The 3.4 percent decline was the result of a 1.8 percent increase in store occupancy costs as a percentage of sales, a 1.4 percent decrease in merchandise margin and a 0.2 percent increase in buying and distribution costs as a percentage of sales. Of the increase in store occupancy costs as a percentage of sales, 1.3 percent was due to negative sales leverage, and the rest was the result of a 2.8 percent increase in occupancy costs per average square foot due to the higher costs associated with new stores. The decrease in merchandise margin of 1.4 percent resulted from increased markdowns taken to manage inventory levels. Buying and distribution costs as a percent of sales increased by 0.2 percent due to negative sales leverage.

     Selling, general and administrative expenses increased approximately $6.3 million to $69.8 million in fiscal 2001 from $63.5 million in fiscal 2000. The Company estimates that an additional $1.0 million in SG&A costs were attributable to the additional week in fiscal 2000. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company's expanded store base during the past year and an increase in administrative costs to support the larger store base. As a percentage of net sales, SG&A increased 0.2 percent to 22.2 percent from 22.0 percent in fiscal 2000. The increase in SG&A as a percentage of sales is primarily due to negative sales leverage, and a charitable contribution accrual for over $300,000 related to a t-shirt program to raise funds for the victims of the September 11, 2001 attack on the United States. This increase was partially offset by the leveraging of corporate expenses over a larger store base, a reduction in performance-based compensation and the favorable settlement of litigation against another mall tenant during the third quarter of fiscal 2001 that resulted in a gain of approximately $740,000.

     The Company's net interest income decreased $498,000 to $294,000 in 2001 from $792,000 in fiscal 2000, due to both lower average cash balances and lower interest rates in fiscal 2001.

     The Company's effective income tax rate increased to 38.3 percent in fiscal 2001 from 36.8 percent in fiscal 2000. This increase is primarily due to an increase in state income taxes resulting from an increase in the percentage of income contributed by states at a higher tax rate.

     Provision for Asset Impairments. As indicated in Note 3 of the consolidated financial statements, during fiscal 2001, the Company recorded a non-cash impairment charge of $563,000 to reflect fixtures and leasehold improvements at their respective estimated fair value in a total of six under-performing stores. The Company closed two of these stores in fiscal 2002. Two of the remaining locations are currently targeted for closure. The total impairment charge is expected to reduce depreciation expense by approximately $104,000 annually over the average remaining useful lives of these assets (approximately 5.4 years). Certain stores have been negatively impacted by the effects of the September 11, 2001 terrorist attacks as well as by the entrance into new markets, as such, no assurance can be given as to whether an impairment charge will be necessary in the future. Management will continue to monitor these stores along with its regular review of the performance of all the Company's stores. If management determines that it is unlikely that a store with negative cash flows will increase its sales volume to a level that would allow the store to generate positive cash flow, management will consider remedial actions up to and including closing the store. If management approves a plan for closing a store or stores, the Company will recognize a provision for store closing costs during the quarter in which such approval is granted.

QUARTERLY RESULTS AND SEASONALITY

     The Company's quarterly results of operations may fluctuate materially depending on, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales and changes in the Company's merchandise mix. In fiscal 2003 particularly, the Company's quarterly results are also likely to fluctuate significantly due to the liquidation of the men's business and conversion to an all-female merchandise assortment.

     The Company's business is also subject to seasonal influences, with higher sales during the Christmas holiday, back-to-school, and spring break seasons. The Christmas holiday season remains the Company's single most important selling season. The Company believes, however, that the significance of the back-to-school season (which affects operating results in the second and third quarters) and the spring break season (which affects operating results in the first quarter) reduces somewhat the Company's dependence on the Christmas holiday selling season.

     The following table sets forth certain statement of income and operating data for each of the Company's last eight fiscal quarters. The following quarterly data was derived from unaudited financial statements of the Company, which in the opinion of management of the Company, contain all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation thereof. Results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

                                                 FISCAL 2002                             FISCAL 2001
                                    -------------------------------------   -------------------------------------
                                     FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                                    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                    -------   -------   -------   -------   -------   -------   -------   -------
                                            ($ IN THOUSANDS, EXCEPT OPERATING DATA AND PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
  Net sales.......................  $78,275   $76,697   $73,734   $96,814   $70,838   $72,553   $73,177   $97,255
  Gross profit....................   21,606    19,328    16,949    23,316    19,926    14,285    18,860    26,699
  Operating income (loss)(1)......    2,821       166    (1,411)   (3,584)    3,536    (2,129)    1,543     6,498
  Net income (loss)(1)............    1,757       115      (856)   (2,274)    2,366    (1,302)    1,001     3,945
  Net income (loss) per share (1)
    Basic.........................  $  0.19   $  0.01   $ (0.09)  $ (0.25)  $  0.26   $ (0.14)  $  0.11   $  0.43
    Diluted.......................  $  0.19   $  0.01   $ (0.09)  $ (0.25)  $  0.25   $ (0.14)  $  0.11   $  0.43
  Average shares outstanding
    Basic.........................    9,095     9,135     9,132     9,140     8,958     9,057     9,070     9,075
    Diluted.......................    9,350     9,274     9,132     9,140     9,435     9,057     9,264     9,238
SELECTED OPERATING DATA:
  Stores open at end of period....      437       439       441       439       391       408       426       431

---------------

(1) Includes a charge for asset impairments of $5,870,000 ($3,816,000 after tax, or $0.42 per diluted share) during the fourth quarter of 2002 and a charge for asset impairments of $563,000 ($347,000 after tax, or $0.03 per diluted share) during the fourth quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     General. During the last three fiscal years, the Company's primary uses of cash have been to finance new store openings, store remodels, and information system enhancements and to purchase merchandise inventories. The Company has historically satisfied its cash requirements principally from cash flow from operations.

     Cash Flows. During fiscal 2002, 2001 and 2000, cash flows from operating activities were $14.9 million, $7.4 million and $14.3 million, respectively. Cash flow from operations before working capital changes decreased to $11.5 million in fiscal 2002 from $13.8 million in the prior year primarily due to the decline in operating results discussed above.

     Working capital components provided $3.4 million in fiscal 2002. Cash provided was primarily the result of lower average store inventory levels ($7.5 million), offset in part by an increase in other assets ($4.5 million) consisting primarily of prepaid monthly store rent, which is due to a timing difference in rent payments.

     Working capital components used $6.4 million in fiscal 2001. Cash used was primarily the result of funding higher inventory levels ($7.7 million) as a result of new store openings.

     Cash used in investing activities approximated $9.7 million, $14.0 million and $12.9 million for fiscal 2002, 2001 and 2000, respectively.

     The Company spent $9.7 million on capital expenditures during fiscal 2002, the primary components of which were $1.9 million to open 11 new Gadzooks stores and remodel one Gadzooks store, $2.2 million to refurbish 91 existing Gadzooks stores, $3.6 million to update the look of all the Gadzooks stores and $2.0 million to purchase and/or upgrade information systems and for other corporate purposes.

     The Company spent $14.3 million on capital expenditures during fiscal 2001, the primary components of which were $13.1 million to open new stores or remodel and refurbish existing stores and $1.2 million to purchase and/or upgrade information systems and for other corporate purposes. The Company opened 11, 56 and 52 new Gadzooks stores in fiscal 2002, 2001 and 2000, respectively, and four new Orchid stores in fiscal 2001.

     Net cash flow provided by financing activities totaled $679,000, $1.2 million and $291,000 for fiscal 2002, 2001 and 2000, respectively. The Company received $460,000 and $968,000 from the exercise of employee stock options during fiscal 2002 and fiscal 2001, respectively. The Company received $219,000 and $207,000 for sales of treasury stock in fiscal 2002 and fiscal 2001.

     Credit Facility. On April 11, 2003, the Company and Wells Fargo Retail Finance LLC ("Wells Fargo") entered into a three-year $30 million revolving credit agreement (the "New Facility"), which is secured by an exclusive and first priority, perfected interest in all assets of the Company. The Company's borrowings under the agreement are limited to 85% of the net recovery value of eligible inventory (as defined by the New Facility) plus 85% of eligible credit card accounts receivable less certain financial reserves specified by Wells Fargo. As of April 11, 2003, amounts available to borrow under the new credit line, as limited as described above and by outstanding letters of credit of $4.2 million, totaled $24.5 million. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to a minimum maintained excess availability requirement of $3.0 million (as defined by the New Facility). Amounts borrowed under the revolving line will bear interest ranging from 1.25% to 2.00% above LIBOR, or 0.25% below to 0.50% above Wells Fargo's prime rate based on credit line utilization.

     Previously on June 1, 2002, the Company entered into a restated and amended credit facility (the "Prior Facility")with Wells Fargo Bank (the "Bank"). The Prior Facility was terminated in connection with the establishment of the New Facility. The Prior Facility provided an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the Prior Facility was limited to 140% of cash flow (as defined in the Prior Facility) for the trailing 12-month period. Amounts borrowed under the Prior Facility bore interest at the lesser of either the Bank's prime rate, or 195 basis points above LIBOR. The Prior Facility also provided for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the Bank reduced amounts otherwise available for borrowing under the revolving line of credit. The Prior Facility subjected the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases, and included various financial covenants.

     At November 2, 2002, the Company was in technical default of the covenant in the Prior Facility that required net income of not less than $1 on a trailing two-quarter basis determined as of each fiscal quarter end. On November 11, 2002, the Company and the Bank entered into the First Amendment to the First Amended and Restated Credit Agreement and Waiver of Defaults, which provided the Bank with a security interest in the Company's inventory, accounts receivable and other rights to payment, furniture and fixtures, and machinery and equipment and included a waiver of the specific covenant violation for the quarter ended November 2, 2002.

     At February 1, 2003, the Company was in technical default of the covenant in the Prior Facility that required net income of not less than $1 on a trailing two-quarter basis determined as of each fiscal quarter end. Amounts available to borrow under the line of credit, as limited by the cash flow multiple and/or outstanding letters of credit, totaled $14.4 million at February 1, 2003. No borrowings (other than letters of credit, totaling $0.6 million) were outstanding under the revolving line at February 1, 2003.

     The Company has no other long-term financial commitments other than store, corporate office and distribution center leases as outlined in detail in Note 7 to the consolidated financial statements.

     Conversion to All-Female Merchandise Assortment. The conversion of the Gadzooks stores to an all-female merchandise assortment is scheduled to take place early in the second half of fiscal 2003. The Company anticipates an operating loss during the transition phase in fiscal 2003 and expects to return to profitability in fiscal 2004. Although it is not possible to predict all of the costs associated with the transition, the Company does plan to spend at least $1.5 million to $2.5 million in fiscal 2003 to market the new concept.

However, no assurance can be given that the conversion will be successfully completed during fiscal 2003, that the Company will be profitable in fiscal 2004 or that the direct costs related to the conversion will not exceed the range provided.

     Store Closings. The Company has already closed five stores and is currently pursuing the closure of approximately 20 to 25 additional under-performing stores in fiscal 2003. The costs associated with the closing of these stores, including, but not limited to lease termination costs and employee severance, is expected to be between $2.5 million and $3.5 million in the aggregate. No assurance can be given however, that these stores will be closed during fiscal 2003, that additional stores will not be closed during fiscal 2003 or that the costs related to the closing of the stores will not exceed the range provided.

     Capital Expenditures. The Company anticipates capital expenditures of $6 million to $8 million in fiscal 2003 to open one new Gadzooks store, update the look and fixtures of all existing stores to coordinate with the all-female merchandise assortment and purchase and/or upgrade information systems. The Company has hired a consultant to review the current store base and provide recommendations on ways to customize the look of the store to complement the all-female merchandise assortment. During fiscal 2002, the Company had capital expenditures of $9.7 million, of which $7.7 million was used to open 11 new Gadzooks stores, remodel one Gadzooks store, refurbish 91 stores and purchase other assets for open stores. The remaining $2.0 million was used primarily for corporate purposes, such as the purchase and/or upgrade of information systems. The Company believes that its existing cash balances, cash generated from operations, and funds available under the New Facility will be sufficient to satisfy its cash requirements through fiscal 2003.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended February 1, 2003 and will adopt the interim disclosure provisions for our financial reports for the quarter ended May 3, 2003. As the adoption of this standard involves disclosures only we do not expect a material impact on our results of operations, financial position or liquidity.

     In November of 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), effective for fiscal years beginning after December 15, 2002. EITF 02-16 addresses the accounting for cash consideration given to a reseller of a vendor's products from a vendor. EITF 02-16 indicates that, generally, cash consideration received by a customer from a vendor is presumed to be a reduction in the price of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. EITF 02-16 also indicates that cash consideration would be characterized as revenue if the vendor receives, or will receive, an identifiable benefit (goods or services) in exchange for the consideration, provided that the identified benefit is sufficiently separable from the customer's purchase of the vendor's products and the customer can reasonably estimate the fair value of the benefit provided. We do not expect the adoption of this standard to have a material impact on our financial statements in 2003.

INFLATION

     The Company does not believe that inflation has had a material effect on net sales or results of operations. The Company has generally been able to pass on increased costs through increases in selling prices.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     Certain sections of this Annual Report, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21F of the Securities Exchange Act of 1934. When used in this report, words such an "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," "will" and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to fluctuations in store sales results, changes in economic conditions, fluctuations in quarterly results and other factors described under the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Such statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this paragraph.

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

     The Company's primary market risk exposure is that of interest rate risk. A change in LIBOR or the Prime Rate as set by Wells Fargo would affect the rate at which the Company could borrow funds under its New Facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                 GADZOOKS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
Report of Independent Accountants...........................     26
Consolidated Balance Sheets at February 1, 2003 and February
  2, 2002...................................................     27
Consolidated Statements of Operations for the Years Ended
  February 1, 2003, February 2, 2002 and February 3, 2001...     28
Consolidated Statements of Shareholders' Equity for the
  Years Ended February 1, 2003, February 2, 2002 and
  February 3, 2001..........................................     29
Consolidated Statements of Cash Flows for the Years Ended
  February 1, 2003, February 2, 2002 and February 3, 2001...     30
Notes to Consolidated Financial Statements..................  31-41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Gadzooks, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Gadzooks, Inc. and its subsidiaries at February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 7, 2003, except as to the first paragraph of Note 6, which is as of April 11, 2003

                                 GADZOOKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   FISCAL YEAR ENDED
                                                              ---------------------------
                                                              FEBRUARY 1,    FEBRUARY 2,
                                                                  2003           2002
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 20,769,129   $ 14,868,373
  Accounts receivable.......................................     1,321,012      1,682,112
  Inventory.................................................    56,191,529     63,659,506
  Other current assets......................................     7,136,818      1,931,244
                                                              ------------   ------------
                                                                85,418,488     82,141,235
                                                              ------------   ------------
Leaseholds, fixtures and equipment, net.....................    34,823,910     41,009,291
Deferred tax assets.........................................     4,884,784      2,530,036
                                                              ------------   ------------
                                                                39,708,694     43,539,327
                                                              ------------   ------------
                                                              $125,127,182   $125,680,562
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 26,952,651   $ 27,091,550
  Accrued payroll and benefits..............................     4,117,311      2,794,928
  Other current liabilities.................................     3,498,424      3,481,858
  Income taxes payable......................................        77,274      1,733,229
                                                              ------------   ------------
                                                                34,645,660     35,101,565
Accrued rent................................................     4,124,012      3,726,255
Commitments and contingencies (Note 7)
Shareholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares
     authorized, none issued................................            --             --
  Common stock, $.01 par value, 25,000,000 shares
     authorized, 9,159,671 and 9,117,237 shares issued and
     9,144,758 and 9,078,174 shares outstanding,
     respectively...........................................        91,597         91,172
Additional paid-in capital..................................    44,942,081     44,384,938
Retained earnings...........................................    41,450,347     42,707,909
Treasury stock, at cost, 14,913 and 39,063 shares,
  respectively..............................................      (126,515)      (331,277)
                                                              ------------   ------------
                                                                86,357,510     86,852,742
                                                              ------------   ------------
                                                              $125,127,182   $125,680,562
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 GADZOOKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FISCAL YEAR ENDED
                                                     ------------------------------------------
                                                     FEBRUARY 1,    FEBRUARY 2,    FEBRUARY 3,
                                                         2003           2002           2001
                                                     ------------   ------------   ------------
Net sales..........................................  $325,520,820   $313,822,954   $288,410,676
Costs and expenses:
  Cost of goods sold, including buying,
     distribution and occupancy costs..............   244,320,456    234,054,103    205,504,899
  Selling, general and administrative expenses.....    77,337,503     69,758,047     63,449,926
  Provision for asset impairments..................     5,869,901        563,081             --
                                                     ------------   ------------   ------------
                                                      327,527,860    304,375,231    268,954,825
                                                     ------------   ------------   ------------
  Operating income (loss)..........................    (2,007,040)     9,447,723     19,455,851
Interest expense...................................        75,864        138,201        127,709
Interest income....................................       149,586        432,603        919,423
                                                     ------------   ------------   ------------
  Income (loss) before income taxes................    (1,933,318)     9,742,125     20,247,565
Provision (benefit) for income taxes...............      (675,756)     3,733,434      7,457,992
                                                     ------------   ------------   ------------
  Net income (loss)................................  $ (1,257,562)  $  6,008,691   $ 12,789,573
                                                     ============   ============   ============
Net income (loss) per share
  Basic............................................  $      (0.14)  $       0.66   $       1.44
                                                     ============   ============   ============
  Diluted..........................................  $      (0.14)  $       0.65   $       1.38
                                                     ============   ============   ============
Average shares outstanding
  Basic............................................     9,125,627      9,039,912      8,911,331
                                                     ============   ============   ============
  Diluted..........................................     9,125,627      9,303,926      9,292,895
                                                     ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 GADZOOKS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              COMMON STOCK       ADDITIONAL                    TREASURY STOCK
                                           -------------------     PAID IN      RETAINED     -------------------
                                            SHARES     CAPITAL     CAPITAL      EARNINGS     SHARES     CAPITAL       TOTAL
                                           ---------   -------   -----------   -----------   -------   ---------   -----------
BALANCE, JANUARY 29, 2000................  8,922,528   $89,225   $42,282,468   $23,909,645    19,548   $(136,455)  $66,144,883
  Stock issued under option plans........     47,297       473       434,504            --        --          --       434,977
  Purchase of treasury stock.............         --        --            --            --    50,000    (423,938)     (423,938)
  Sale of treasury stock.................         --        --       163,177            --   (16,751)    116,805       279,982
  Tax benefit from exercise of stock
    options..............................         --        --       162,466            --        --          --       162,466
  Net income.............................         --        --            --    12,789,573        --          --    12,789,573
                                           ---------   -------   -----------   -----------   -------   ---------   -----------
BALANCE, FEBRUARY 3, 2001................  8,969,825    89,698    43,042,615    36,699,218    52,797    (443,588)   79,387,943
  Stock issued under option plans........    147,412     1,474       966,255            --        --          --       967,729
  Sale of treasury stock.................         --        --        95,156            --   (13,734)    112,311       207,467
  Tax benefit from exercise of stock
    options..............................         --        --       280,912            --        --          --       280,912
  Net income.............................         --        --            --     6,008,691        --          --     6,008,691
                                           ---------   -------   -----------   -----------   -------   ---------   -----------
BALANCE, FEBRUARY 2, 2002................  9,117,237    91,172    44,384,938    42,707,909    39,063    (331,277)   86,852,742
  Stock issued under option plans........     42,434       425       459,646            --        --          --       460,071
  Sale of treasury stock.................         --        --        14,543            --   (24,150)    204,762       219,305
  Tax benefit from exercise of stock
    options..............................         --        --        82,954            --        --          --        82,954
  Net loss...............................         --        --            --    (1,257,562)       --          --    (1,257,562)
                                           ---------   -------   -----------   -----------   -------   ---------   -----------
BALANCE, FEBRUARY 1, 2003................  9,159,671   $91,597   $44,942,081   $41,450,347    14,913   $(126,515)  $86,357,510
                                           =========   =======   ===========   ===========   =======   =========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 GADZOOKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FISCAL YEAR ENDED
                                                      -----------------------------------------
                                                      FEBRUARY 1,   FEBRUARY 2,    FEBRUARY 3,
                                                         2003           2002           2001
                                                      -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................  $(1,257,562)  $  6,008,691   $ 12,789,573
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Impairment of long-lived assets................    5,869,901        563,081             --
     Loss on disposal of assets.....................      545,134        140,319        193,939
     Depreciation...................................    9,458,252      8,344,301      6,951,320
     Deferred income taxes..........................   (3,080,593)    (1,220,830)    (1,232,138)
  Changes in operating assets and liabilities:
     Accounts receivable............................      361,100      1,443,883     (1,909,416)
     Inventory......................................    7,467,977     (7,718,038)   (11,522,984)
     Other assets...................................   (4,479,729)       175,513        (35,079)
     Accounts payable...............................     (138,899)     1,858,127      4,838,048
     Accrued payroll and benefits...................    1,322,383     (1,446,931)       709,204
     Income taxes payable...........................   (1,573,001)    (1,526,689)     2,792,532
     Other liabilities..............................      414,323        818,493        711,205
                                                      -----------   ------------   ------------
          Net cash provided by operating
            activities..............................   14,909,286      7,439,920     14,286,204
                                                      -----------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..............................   (9,687,906)   (14,274,965)   (12,936,332)
  Purchase of short-term investments................   (5,957,176)            --             --
  Proceeds from redemption of short-term
     investments....................................    5,957,176             --             --
  Proceeds from the sale of leaseholds, fixtures and
     equipment......................................           --        243,854             --
                                                      -----------   ------------   ------------
          Net cash used in investing activities.....   (9,687,906)   (14,031,111)   (12,936,332)
                                                      -----------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock under options plans......      460,071        967,729        434,977
  Purchase of treasury stock........................           --             --       (423,938)
  Sale of treasury stock under employee benefit
     plans..........................................      219,305        207,467        279,982
                                                      -----------   ------------   ------------
          Net cash provided by financing
            activities..............................      679,376      1,175,196        291,021
                                                      -----------   ------------   ------------
  Net increase (decrease) in cash and cash
     equivalents....................................    5,900,756     (5,415,995)     1,640,893
  Cash and cash equivalents at beginning of year....   14,868,373     20,284,368     18,643,475
                                                      -----------   ------------   ------------
  Cash and cash equivalents at end of year..........  $20,769,129   $ 14,868,373   $ 20,284,368
                                                      ===========   ============   ============
CASH PAID DURING THE YEAR FOR:
  Interest..........................................  $   115,671   $    135,257   $     68,564
  Income taxes......................................    4,306,230      6,482,779      5,900,872

  The accompanying notes are an integral part of these consolidated financial statements.

                                 GADZOOKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF THE COMPANY

     Gadzooks, Inc. ("Gadzooks" or the "Company") is a mall-based, specialty retailer of casual apparel and related accessories for young men and women principally between the ages of 14 and 18. In the second half of fiscal 2001, the Company began testing a new retail concept with the opening of four Orchid stores. The Orchid concept caters to the unique innerwear and sleepwear needs of females between the ages of 14 and 22. At February 1, 2003, the Company had 439 company-owned stores in metropolitan and middle markets in 41 states of which 435 were Gadzooks stores and four were Orchid stores.

     On January 9, 2003, the Company announced plans to focus exclusively on apparel and accessories for females. The conversion of the Gadzooks stores to an all-female merchandise assortment is scheduled to take place early in the second half of fiscal 2003. Prior to the conversion, all men's merchandise is expected to be liquidated. Marketing and advertising campaigns will be utilized to support the transition with an emphasis on the grand reopening of Gadzooks as a female-only apparel and accessories store. The store environment will also be updated to have more of a feminine appeal both in its signage and fixture presentations.

     The Company's fiscal year ends on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal year 2000 represents the 53-week period ended February 3, 2001 and fiscal years 2002 and 2001 represent the 52-week periods ended February 1, 2003 and February 2, 2002, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. In June 2000, the Company completed a corporate restructuring. The consolidated financial statements include the accounts of Gadzooks, Inc. and its wholly-owned affiliates, Gadzooks Holding Company and Gadzooks Management, L.P. All significant intercompany accounts and transactions have been eliminated in consolidation. Effective December 31, 2002, the Company again restructured, whereby Gadzooks Management, L.P. and Gadzooks Holding Company were merged into Gadzooks, Inc.

     Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at February 1, 2003 and February 2, 2002 and the reported amounts of revenues and expenses during each of the three years in the period ended February 1, 2003. On an ongoing basis, management evaluates such estimates including sales return rates, inventory reserves, impairment of long-lived assets, income taxes and accrued expenses. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The self-insurance reserves for medical and worker's compensation claims are recorded based on historical claim levels adjusted for growth in the employee base. If the historical claims used to calculate these estimates are not reflective of actual results, additional expenses may be incurred up to the point that the Company's stop loss insurance begins. The Company is self-insured for property and casualty claims at the store level. Property and casualty claims at the store level are estimated and recognized as incurred. Actual results could differ from these estimates.

     Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

     Inventory. Inventory is valued at the lower of average cost or market. Cost is determined using the weighted-average method. Markdown allowances received from vendors are recorded as a reduction of inventory cost and therefore as a reduction of cost of goods sold in the period in which the related merchandise is sold. In addition, inventories include an allocation of buying and distribution costs to prepare product for the

                                 GADZOOKS, INC.

stores less an estimate for shrink, which is based on historical shrink rates and adjusted to actual levels based on physical inventory results.

     Leaseholds, Fixtures and Equipment. Leaseholds, fixtures and equipment are stated at cost. Depreciation of fixtures and equipment is based upon the estimated useful lives of the assets, generally from five to ten years, computed on the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over estimated useful lives or lease terms, if shorter. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the respective net carrying amounts may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the assets. The amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. Fair value is determined using a traditional present value method, which requires estimated future cash flows to be discounted using an interest rate commensurate with the associated risk. Impairment review of long-lived assets is performed at the store level.

     Revenue Recognition. Retail merchandise sales are recognized at the point of sale less sales returns and employee discounts. Management records a provision for estimated sales returns based on historical return rates. If sales return rates increase, an additional allowance may be required.

     Advertising. Advertising costs are expensed when incurred. Advertising costs were $2,063,563, $1,270,772 and $1,212,657 for fiscal years 2002, 2001 and
2000, respectively.

     Store Pre-Opening Costs. Costs incurred with the setup of a new store prior to its opening for business are expensed as incurred.

     Income Taxes. Deferred income taxes are provided on the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and the tax basis of assets and liabilities using presently enacted tax rates. The Company reviews its deferred tax assets for ultimate realization and will record a valuation allowance to reduce the deferred tax asset if it is more likely than not that some portion, or all, of these deferred tax assets will not be realized.

     Earnings per Share. Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during each period after giving effect to dilutive potential common shares resulting from stock options.

     Fair Value of Financial Instruments. All financial instruments are recorded at cost, which approximates fair value due to the short maturity of these instruments. During fiscal 2002 and 2001, no financial instruments were held or issued for trading purposes.

     Stock Option Plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the plans and, accordingly, does not recognize compensation expense for stock option plans because the Company issues options at exercise prices equal to the market value at date of grant.

     The following table shows Gadzooks' net income (loss) for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, had compensation expense for Gadzooks' stock option plans applicable to the Company's employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123 (these pro forma effects may not be representative of expense in

                                 GADZOOKS, INC.

future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or cancelled in future years):

                                                                FISCAL
                                                ---------------------------------------
                                                   2002          2001          2000
                                                -----------   -----------   -----------
PRO FORMA NET INCOME (LOSS):
  Reported net income (loss)..................  $(1,257,562)  $ 6,008,691   $12,789,573
  Less: Total stock-based employee
     compensation expense determined under
     fair value based methods for all awards,
     net of related tax effects...............   (1,917,963)   (2,617,644)   (2,025,235)
                                                -----------   -----------   -----------
  Pro forma net income (loss).................  $(3,175,525)  $ 3,391,047   $10,764,338
                                                ===========   ===========   ===========
NET INCOME (LOSS) PER SHARE:
  Basic.......................................  $     (0.14)  $      0.66   $      1.44
                                                ===========   ===========   ===========
  Basic -- pro forma..........................  $     (0.35)  $      0.38   $      1.21
                                                ===========   ===========   ===========
  Diluted.....................................  $     (0.14)  $      0.65   $      1.38
                                                ===========   ===========   ===========
  Diluted -- pro forma........................  $     (0.35)  $      0.36   $      1.16
                                                ===========   ===========   ===========

     New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. We do not expect that the adoption of SFAS 143 will have a significant impact on our financial statements.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any,

                                 GADZOOKS, INC.

of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended February 1, 2003 and will adopt the interim disclosure provisions for our financial reports for the quarter ended May 3, 2003. As the adoption of this standard involves disclosures only we do not expect a material impact on our results of operations, financial position or liquidity.

     In November of 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), effective for fiscal years beginning after December 15, 2002. EITF 02-16 addresses the accounting for cash consideration given to a reseller of a vendor's products from a vendor. EITF 02-16 indicates that, generally, cash consideration received by a customer from a vendor is presumed to be a reduction in the price of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. EITF 02-16 also indicates that cash consideration would be characterized as revenue if the vendor receives, or will receive, an identifiable benefit (goods or services) in exchange for the consideration, provided that the identified benefit is sufficiently separable from the customer's purchase of the vendor's products and the customer can reasonably estimate the fair value of the benefit provided. We do not expect the adoption of this standard to have a material impact on our financial statements in 2003.

3.  IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets held and used or to be disposed of by an entity be reviewed for impairment whenever events or circumstances indicate that the net book value of the asset may not be recoverable, the Company recorded a non-cash impairment charge of $5,870,000 in fiscal 2002 to reflect fixtures and leasehold improvements at their respective estimated fair value in a total of 71 under-performing stores. If management determines that it is unlikely that a store with negative cash flows will increase its sales volume to a level that would allow the store to generate positive cash flow, management will consider remedial actions up to and including closing the store. If management initiates the closing of a store or stores, the Company will recognize a provision for store closing costs during the quarter in which the liability is incurred.

     During the second quarter of 2002, the Company abandoned its point of sale software implementation project after learning that the software provider would offer a new point of sale software product in 2003 and would discontinue sales of the current software. As a result of the abandonment of the project, certain costs related to the original project were written off. The total impact of the write-off was a $310,000 ($191,000 after tax) loss on disposal during the second quarter of fiscal 2002.

     In the first quarter of fiscal 2002, the Company hired a consulting firm to review the current store base and provide recommendations on ways to update the look of more mature stores and enhance visual merchandising in all stores. The store update and visual enhancement program developed in conjunction with the consulting firm was finalized during the second quarter and was implemented primarily during the second and third quarters of 2002 in an attempt to increase the visual appeal, flow and shopability of all stores. The program includes the removal of certain leasehold improvements and fixtures prior to the end of their estimated useful life. As a result, the Company recognized accelerated depreciation and loss on disposal of assets related to the project of approximately $365,000 ($224,000 after tax) and $61,000 ($38,000 after tax) in the second and third quarters of fiscal 2002, respectively.

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," which requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the net book value of the asset may not be recoverable, the Company recorded a non-cash impairment charge of $563,000 in fiscal 2001 to reflect fixtures and leasehold improvements at their respective estimated fair value in a total of six under-performing stores. In fiscal 2002,

                                 GADZOOKS, INC.

the Company closed two of these stores, the effect of which was not material to the consolidated financial statements.

4.  LEASEHOLDS, FIXTURES AND EQUIPMENT

     Leaseholds, fixtures and equipment are summarized as follows:

                                                           FEBRUARY 1,    FEBRUARY 2,
                                                               2003           2002
                                                           ------------   ------------
Leasehold improvements...................................  $ 42,857,260   $ 43,469,311
Fixtures.................................................    32,962,622     29,473,009
                                                           ------------   ------------
                                                             75,819,882     72,942,320
Less accumulated depreciation............................   (40,995,972)   (31,933,029)
                                                           ------------   ------------
                                                           $ 34,823,910   $ 41,009,291
                                                           ============   ============

5.  PROVISION FOR STORE CLOSINGS

     During 1999, the Company decided to close eight stores that had been identified as under-performing, and recognized a $1,189,000 pre-tax provision for costs related to closing the facilities. As of March 3, 2001, all of the eight stores had been closed. As of February 2, 2002, all costs to close the eight stores had been incurred. The components of the provision and an analysis of the amounts charged against the accrual are outlined below.

                                       RESERVE     CHANGES    RESERVE     CHANGES    RESERVE
                                      BALANCE AT   THROUGH   BALANCE AT   THROUGH   BALANCE AT
                                       1/29/00     2/3/01      2/3/01     2/2/02      2/2/02
                                      ----------   -------   ----------   -------   ----------
                                                           (IN THOUSANDS)
Lease termination costs.............     $119       $(113)      $ 6         $(6)      $  --
Impairment of long-lived assets.....       --          --        --          --          --
                                         ----       -----       ---         ---       -----
Total...............................     $119       $(113)      $ 6         $(6)      $  --
                                         ====       =====       ===         ===       =====

     As a result of a change in estimates, the Company recorded $6,000 of the original store closing provision as a reduction to selling, general and administrative expenses in fiscal 2001.

     Sales and operating losses of the eight stores are shown below for the years ended February 2, 2002 and February 3, 2001 (unaudited):

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
Sales.......................................................    $53,447      $883,117
Operating loss..............................................     (8,995)      (58,608)

6.  LONG-TERM OBLIGATIONS

     On April 11, 2003, the Company and Wells Fargo Retail Finance LLC ("Wells Fargo") entered into a three-year $30 million revolving credit agreement (the "New Facility"), which is secured by an exclusive and first priority, perfected interest in all assets of the Company. The Company's borrowings under the agreement are limited to 85% of the net recovery value of eligible inventory (as defined by the New Facility) plus 85% of eligible credit card accounts receivable less certain financial reserves specified by Wells Fargo. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts

                                 GADZOOKS, INC.

otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to a minimum maintained excess availability requirement of $3.0 million (as defined by the New Facility). Amounts borrowed under the revolving line will bear interest ranging from 1.25% to 2.00% above LIBOR, or 0.25% below to 0.50% above Wells Fargo's prime rate based on line utilization.

     On June 1, 2002, the Company entered into a restated and amended credit facility (the "Prior Facility") with Wells Fargo Bank (the "Bank"). The Prior Facility was terminated in connection with the establishment of the New Facility. The Prior Facility provided an unsecured revolving line of credit totaling $15 million. The total amount available to borrow pursuant to the Prior Facility was limited to 140% of cash flow (as defined in the Prior Facility) for the trailing 12-month period. Amounts borrowed under the Prior Facility bore interest at the lesser of either the Bank's prime rate, or 195 basis points above LIBOR. The Prior Facility also provided for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the Bank reduced amounts otherwise available for borrowing under the revolving line of credit. The Prior Facility subjected the Company to various restrictions on the incurrence of additional indebtedness, acquisitions, loans to officers and stock repurchases, and included various financial covenants.

     At November 2, 2002, the Company was in technical default of the covenant in the Prior Facility that required net income of not less than $1 on a trailing two-quarter basis determined as of each fiscal quarter end. On November 11, 2002, the Company and the Bank entered into the First Amendment to the First Amended and Restated Credit Agreement and Waiver of Defaults, which provided the Bank with a security interest in the Company's inventory, accounts receivable and other rights to payment, furniture and fixtures, and machinery and equipment and included a waiver of the specific covenant violation for the quarter ended November 2, 2002.

     At February 1, 2003, the Company was in technical default of the covenant in the Prior Facility that required net income of not less than $1 on a trailing two-quarter basis determined as of each fiscal quarter end. Amounts available to borrow under the line of credit, as limited by the cash flow multiple and/or outstanding letters of credit, totaled $14.4 million at February 1, 2003. No borrowings (other than letters of credit, totaling $0.6 million) were outstanding under the revolving line at February 1, 2003.

7.  COMMITMENTS AND CONTINGENCIES

     Operating Leases. The Company leases store, office, and warehouse space under non-cancelable leases with terms that generally range from five to ten years. Most of the store leases provide for additional rentals based on a percentage of store sales and specify rental increases over the term of the lease. Total rent expense under these operating leases was $30,976,603, $28,029,808 and $23,112,695, for fiscal years 2002, 2001 and 2000, respectively.
Included in these total rent figures are $567,000, $735,000 and $608,000 of contingent rent for fiscal years 2002, 2001 and 2000, respectively. Accrued rent of $4,124,012 as of February 1, 2003 and $3,726,255 as of February 2, 2002 has been provided to account for rent expenses on a straight-line basis. Future minimum lease payments under non-cancelable operating leases as of February 1, 2003 are as follows:

FISCAL YEAR
2003........................................................  $ 29,470,023
2004........................................................    28,815,870
2005........................................................    27,521,374
2006........................................................    24,873,133
2007........................................................    20,702,163
Thereafter..................................................    48,424,191
                                                              ------------
Total minimum lease payment.................................  $179,806,754
                                                              ============

                                 GADZOOKS, INC.

     Litigation. In the ordinary course of business, the Company is periodically a party to lawsuits. The Company does not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition. However, there can be no assurances that future costs will not be material to operating results and liquidity. During the third quarter of fiscal 2001, the Company favorably settled a lawsuit against another mall tenant, which resulted in a gain of approximately $740,000.

8.  INCOME TAXES

     The provision (benefit) for federal and state income taxes consists of the following:

                                                                FISCAL
                                                ---------------------------------------
                                                   2002          2001          2000
                                                -----------   -----------   -----------
Current tax expense...........................  $ 2,404,837   $ 4,954,264   $ 8,690,125
Deferred tax benefits.........................   (3,080,593)   (1,220,830)   (1,232,133)
                                                -----------   -----------   -----------
                                                $  (675,756)  $ 3,733,434   $ 7,457,992
                                                ===========   ===========   ===========

     The following table reconciles the provision for income taxes to the amount computed by applying the U.S. statutory federal tax rate of 34% to pre-tax income (loss):

                                                                 FISCAL
                                                   -----------------------------------
                                                     2002         2001         2000
                                                   ---------   ----------   ----------
Tax provision (benefit) at the federal corporate
  rate...........................................  $(657,328)  $3,312,323   $6,884,172
State income taxes, net of related federal
  benefit........................................    (52,021)     433,458      599,533
Graduated federal rate...........................         --           --      100,000
Tax exempt interest..............................     (3,011)     (38,134)          --
Other, net.......................................     36,604       25,787     (125,713)
                                                   ---------   ----------   ----------
Provision (benefit) for income taxes.............  $(675,756)  $3,733,434   $7,457,992
                                                   =========   ==========   ==========

     Deferred tax assets (liabilities) are comprised of the following:

                                                              FEBRUARY 1,   FEBRUARY 2,
                                                                 2003          2002
                                                              -----------   -----------
Deferred tax assets:
  Accruals not currently deductible.........................  $5,556,801    $2,363,393
  Depreciation..............................................   1,214,232     1,327,047
                                                              ----------    ----------
                                                               6,771,033     3,690,440
Deferred tax liabilities....................................          --            --
                                                              ----------    ----------
                                                              $6,771,033    $3,690,440
                                                              ==========    ==========

     At February 1, 2003 and February 2, 2002, $1,886,249 and $1,160,404,
respectively of net current deferred tax assets were classified as other current assets. The early disposition of certain qualified stock options and the exercise of certain nonqualified stock options in fiscal 2002, 2001 and 2000 resulted in income tax benefits to the Company of $82,954, $280,912 and $162,466 respectively, which was credited to additional paid-in capital. The income tax benefit is the tax effect of the difference between the market price on the date of exercise and the option price.

                                 GADZOOKS, INC.

9.  EMPLOYEE BENEFIT PLANS

     Effective January 1, 1995, the Company established the Gadzooks, Inc. Employees' Savings Plan (the "401(k) Plan"). The 401(k) Plan is open to substantially all employees who have been employed at least one year and who work at least 1,000 hours per year. Under the 401(k) Plan, a participant may contribute up to 15% of pre-tax earnings, with the Company matching 50% of the employee's contribution up to 5% of earnings. Employee and Company contributions are paid to a corporate trustee and invested in various mutual funds or the Company's common stock at the discretion of the participant. Company contributions made to participants' accounts become 100% vested on the fifth anniversary of the employee's initial participation in the Plan. For the years ended February 1, 2003, February 2, 2002 and February 3, 2001, the Company contributed $204,555, $213,362 and $104,854, respectively, in matching contributions to the 401(k) Plan. During fiscal 2002 and 2001, 1,883 and 252 shares of the Company's treasury stock, respectively, were sold to the 401(k) plan at the closing price for the respective pay period.

     On June 18, 1998, the shareholders approved the Gadzooks, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees the right to purchase common stock on a monthly basis at 85% of the closing market price of the shares on the last business day of the respective calendar month. The aggregate number of shares that may be offered under the ESPP was increased from 60,000 to 110,000 in fiscal 2000. During fiscal 2002, 2001 and 2000, 22,267,
13,482 and 16,751 shares, respectively, of the Company's common stock were sold to employees pursuant to the plan. The Company may purchase shares of common stock from time to time on the open market to provide shares for sale pursuant to the ESPP.

10.  STOCK OPTION PLANS

     The Company has three incentive and nonstatutory stock option plans. The "Employee Plan" for employees and consultants was adopted in February 1992; the "Key Employee Plan" for key employees was adopted in September 1994; and the "Nonemployee Director Plan" for the Company's outside directors was adopted in August 1995. Under these plans, options are granted to purchase common stock at a price no less than fair market value at the grant date. For options granted prior to the initial public offering, the Board of Directors considered various factors in determining fair market value including, among other things, the rights and preferences of holders of other securities issued by the Company, the financial position and results of operations of the Company, and the liquidity of the Company's common stock. Subsequent to the initial public offering, all shares have been granted at the closing price of the Company's common stock traded on The Nasdaq Stock Market on the date of grant. Options have vesting periods of generally two to five years from date of grant and may be exercised at any time once they become vested, but not more than 10 years from the date of grant.

     During fiscal 2000, the Employee Plan was amended to adjust the maximum aggregate number of shares that may be optioned and sold under the plan to 2,100,000 shares. During fiscal 1998, the Nonemployee Director Plan was amended to adjust the maximum aggregate number of shares that may be optioned and sold to 100,000 shares. The maximum aggregate number of shares that may be optioned and sold under the Key Employee Plan is 272,651 shares.

                                 GADZOOKS, INC.

     The following table includes option information for the Employee Plan, Key Employee Plan and Nonemployee Director Plan:

                                     FISCAL 2002            FISCAL 2001            FISCAL 2000
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.........................  1,234,274    $13.21    1,117,511    $10.64    1,049,652    $ 9.72
Granted........................    290,420     13.11      308,039     20.04      197,025     15.79
Exercised......................    (42,434)    10.84     (142,036)     6.41      (52,273)     9.41
Canceled.......................   (130,159)    16.06      (49,240)    17.37      (76,893)    11.89
                                 ---------    ------    ---------    ------    ---------    ------
Outstanding at end of year.....  1,352,101    $12.98    1,234,274    $13.21    1,117,511    $10.64
                                 =========    ======    =========    ======    =========    ======
Available for grant at end of
  year.........................    240,637                400,898                659,697
                                 =========              =========              =========

     The following table summarizes information about stock options outstanding at February 1, 2003:

                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                 ------------------------------------   ----------------------
                                WEIGHTED
                                 AVERAGE     WEIGHTED                 WEIGHTED
                   NUMBER       REMAINING    AVERAGE      NUMBER      AVERAGE
   RANGE OF      OUTSTANDING   CONTRACTUAL   EXERCISE   OUTSTANDING   EXERCISE
EXERCISE PRICES   AT 2/1/03       LIFE        PRICE      AT 2/1/03     PRICE
---------------  -----------   -----------   --------   -----------   --------
$ 0.32 - $ 7.00     216,868      6 years      $ 5.70      117,378      $ 5.86
  7.38 -  10.88     237,750      6 years        9.09      161,220        9.08
 11.00 -  12.38     315,197      6 years       11.99      214,968       11.94
 12.44 -  15.80     299,550      9 years       15.02       26,735       14.29
 16.00 -  28.13     282,736      8 years       20.80       98,066       20.72
---------------   ---------                               -------
$ 0.32 - $28.13   1,352,101                               618,367
===============   =========                               =======

     The fair value of each option grant is estimated as of the date of grant using the Black-Scholes Multiple Option pricing model with the following weighted-average assumptions used for grants:

                                                                    FISCAL
                                                       ---------------------------------
                                                         2002        2001        2000
                                                       ---------   ---------   ---------
Expected volatility..................................       205%        207%        226%
Risk-free interest rate..............................       4.0%        4.4%        4.6%
Expected lives.......................................  4.4 years   4.4 years   4.1 years
Dividend yield.......................................         0%          0%          0%

     The weighted average fair value of options granted was $12.55, $19.22 and $15.23 per share for fiscal 2002, 2001 and 2000, respectively.

                                 GADZOOKS, INC.

11.  EARNINGS PER SHARE

     The following table outlines the Company's calculation of weighted average shares outstanding:

                                                                   FISCAL
                                                      ---------------------------------
                                                        2002        2001        2000
                                                      ---------   ---------   ---------
Weighted average common shares outstanding
  (basic)...........................................  9,125,627   9,039,912   8,911,331
Effect of dilutive options..........................         --     264,014     381,564
                                                      ---------   ---------   ---------
Weighted average common and dilutive potential
  shares outstanding (diluted)......................  9,125,627   9,303,926   9,292,895
                                                      =========   =========   =========

     The treasury stock method is used to determine dilutive potential common shares outstanding related to stock options. Options which, based on their exercise price, would be antidilutive are not considered in the treasury stock method calculation. The options excluded from the earnings per share calculation due to their antidilutive nature totaled 1,352,101, 225,057 and 51,232 in fiscal 2002, 2001 and 2000, respectively.

12.  RETIREMENT AGREEMENT

     Effective August 28, 2002, the Company entered into an executive retirement agreement with Gerald R. Szczepanski, Chairman of the Board and Chief Executive Officer, pursuant to which Mr. Szczepanski or his estate shall be eligible to receive certain benefits on termination of his employment with Gadzooks as a result of either death, termination without cause (solely with respect to the benefits described in (iv) and (v)) or retirement. Upon such termination (i) Gadzooks will continue to provide Mr. Szczepanski (and his spouse, if applicable) medical, dental and life insurance coverage, (ii) Gadzooks will enter into a consulting relationship with Mr. Szczepanski for 24 months whereby Mr. Szczepanski will receive a consulting fee of $300,000 per year to facilitate an orderly transition to Mr. Szczepanski's successor; (iii) Mr. Szczepanski will receive his pro rata bonus for the fiscal year in which he retires; (iv) all of Mr. Szczepanski's stock options will become vested in full; and (v) all of Mr. Szczepanski's stock options with an exercise price equal to or greater than $9.00 will be amended to include a term equal to the lesser of (a) three years from such termination or (b) the original expiration date of such stock options. In addition, Mr. Szczepanski agrees that upon termination of his employment with Gadzooks, he will not disclose any confidential information relating to Gadzooks and he will not solicit, interfere or compete with Gadzooks, its business, its clients or its customers for a period of two years.

     Pursuant to the agreement, Mr. Szczepanski is fully vested in the postretirement insurance benefits available under the executive retirement agreement. Accordingly, during the third quarter, the Company recognized $115,000 as selling, general and administrative expense, which represents the estimated present value of the future health insurance benefits payable pursuant to the contract.

13.  SHAREHOLDER RIGHTS PLAN

     On September 3, 1998, the Company declared a dividend of one Preferred Share Purchase Right ("Right") on each outstanding share of Gadzooks, Inc. common stock. The dividend distribution was made on September 15, 1998 to shareholders of record on that date. The Rights become exercisable if a person or group acquires 20 percent or more of the Company's common stock or announces its intent to do so. Each Right will entitle shareholders to buy one one-thousandth of a new series of junior participating preferred stock at an exercise price of $110. When the Rights become exercisable, the holder of each Right (other than the acquiring person or members of such group) is entitled (1) to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such price; (2) to purchase, at the Right's then current exercise price, a number of the Company's common shares having a market value of twice such price; or (3) at the option of the Company, to exchange the Rights (other than

                                 GADZOOKS, INC.

Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of common stock (or one-thousandth of a share of the new series of junior participating preferred stock) per Right. The Rights may be redeemed for one cent each by the Company at any time prior to acquisition by a person (or group) of beneficial ownership of 20 percent or more of the Company's common stock. The Rights will expire on September 15, 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. The financial statements of the Company filed as part of this report on Form 10-K are listed in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K, on page 25.

        2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        3. Exhibits included or incorporated herein:

          See Index to Exhibits.

     (b) Reports on Form 8-K:

          Form 8-Ks filed under Item 5 -- Other Events and Required FD
     Disclosure

          On January 9, 2003, Gadzooks filed a Form 8-K reporting a press release issued by Gadzooks announcing its strategic change to focus exclusively on apparel and accessories for females.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GADZOOKS, INC.

                                          By    /s/ GERALD R. SZCZEPANSKI
                                            ------------------------------------
                                                   Gerald R. Szczepanski
                                                   Chairman of the Board
                                                and Chief Executive Officer

Date: April 29, 2003

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

                   SIGNATURE                                      TITLE                       DATE
                   ---------                                      -----                       ----




           /s/ GERALD R. SZCZEPANSKI                 Chairman of the Board and Chief     April 29, 2003
------------------------------------------------            Executive Officer
             Gerald R. Szczepanski                    (Principal Executive Officer)




              /s/ JAMES A. MOTLEY                    Vice President, Chief Financial     April 29, 2003
------------------------------------------------    Officer and Secretary (Principal
                James A. Motley                     Financial and Accounting Officer)




           /s/ WILLIAM C. BOUSQUETTE                            Director                 April 29, 2003
------------------------------------------------
             William C. Bousquette




            /s/ CAROLYN GREER GIGLI                             Director                 April 29, 2003
------------------------------------------------
              Carolyn Greer Gigli




             /s/ G. MICHAEL MACHENS                             Director                 April 29, 2003
------------------------------------------------
               G. Michael Machens




             /s/ ROBERT E.M. NOURSE                             Director                 April 29, 2003
------------------------------------------------
               Robert E.M. Nourse




               /s/ RON G. STEGALL                               Director                 April 29, 2003
------------------------------------------------
                 Ron G. Stegall




           /s/ LAWRENCE H. TITUS, JR.                           Director                 April 29, 2003
------------------------------------------------
             Lawrence H. Titus, Jr.

                                 CERTIFICATION

I, Gerald R. Szczepanski, Chairman of the Board and Chief Executive Officer of Gadzooks, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Gadzooks, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:   /s/ GERALD R. SZCZEPANSKI
                                            ------------------------------------
                                                   Gerald R. Szczepanski
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date: April 29, 2003

                                 CERTIFICATION

I, James A. Motley, Vice President, Chief Financial Officer and Secretary of Gadzooks, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Gadzooks, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:      /s/ JAMES A. MOTLEY
                                            ------------------------------------
                                                      James A. Motley
                                              Vice President, Chief Financial
                                                   Officer and Secretary

Date: April 29, 2003

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENTS
-------                                ------------------------
    3.1        --    Third Restated Articles of Incorporation of the Company
                     (filed as Exhibit 4.1 to the Company's Form S-8 (No.
                     33-98038) filed with the Commission on October 12, 1995 and incorporated herein by reference).
    3.2        --    Amended and Restated Bylaws of the Company (filed as Exhibit
                     4.2 to the Company's Form S-8 (No. 33-98038) filed with the
                     Commission on October 12, 1995 and incorporated herein by
                     reference).
    3.3        --    First Amendment to the Amended and Restated Bylaws of the
                     Company (filed as Exhibit 3.3 of the Company's Quarterly
                     Report on Form 10-Q for the quarter ended August 2, 1997
                     filed with the Commission on September 16, 1997 and
                     incorporated herein by reference).
    4.1        --    Specimen Certificate for shares of Common Stock, $.01 par
                     value, of the Company (filed as Exhibit 4.1 to the Company's
                     Amendment No. 2 to Form S-1 (No. 33-95090) filed with the
                     Commission on September 8, 1995 and incorporated herein by reference).
    4.2        --    Rights Agreement dated as of September 3, 1998 between the
                     Company and Mellon Investor Services, L.L.C. (filed as
                     Exhibit 1 to the Company's Form 8-A filed with the
                     Commission on September 4, 1998 and incorporated herein by reference).
   10.1        --    Purchase Agreement dated as of January 31, 1992 among the
                     Company, Gerald R. Szczepanski, Lawrence H. Titus, Jr. and
                     the Investors listed therein (filed as Exhibit 10.1 to the
                     Company's Form S-1 (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).
   10.2        --    Purchase Agreement dated as of May 26, 1994 among the
                     Company, Gerald R. Szczepanski, Lawrence H. Titus, Jr. and
                     the Investors listed therein (filed as Exhibit 10.2 to the
                     Company's Form S-1 (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).
   10.3        --    Credit Agreement dated as of January 30, 1997 between the
                     Company and Wells Fargo Bank (Texas), National Association
                     (filed as Exhibit 10.3 to the Company's 1996 Annual Report on Form 10-K filed with the Commission on April 23, 1997 and incorporated herein by reference).
   10.4        --    Form of Indemnification Agreement with a schedule of
                     director signatories (filed as Exhibit 10.5 to the Company's
                     Form S-1 (No. 33-95090) filed with the Commission on July
                     28, 1995 and incorporated herein by reference).
   10.5        --    Employment Agreement dated January 31, 1992 between the
                     Company and Gerald R. Szczepanski, as continued by letter
                     agreement (filed as Exhibit 10.6 to the Company's Form S-1
                     (No. 33-95090) filed with the Commission on July 28, 1995
                     and incorporated herein by reference).
   10.6        --    1992 Incentive and Nonstatutory Stock Option Plan dated
                     February 26, 1992, and Amendments No. 1 through 3 thereto
                     (filed as Exhibit 10.8 to the Company's Form S-1 (No.
                     33-95090) filed with the Commission on July 28, 1995 and
                     incorporated herein by reference).
   10.7        --    1994 Incentive and Nonstatutory Stock Option Plan for Key
                     Employees dated September 30, 1994 (filed as Exhibit 10.9 to the Company's Form S-1 (No. 33-95090) filed with the
                     Commission on July 28, 1995 and incorporated herein by
                     reference).
   10.8        --    1995 Non-Employee Director Stock Option Plan (filed as
                     Exhibit 10.10 to the Company's         Form S-1 (No.
                     333-00196) filed with the Commission on January 9, 1996 and incorporated herein by reference).
   10.9        --    Gadzooks, Inc. Employees' Savings Plan, as amended and
                     revised (filed as Exhibit 4.5 to the Company's Form S-8 (No.
                     333-68205) filed with the Commission on December 1, 1998 and incorporated herein by reference).
   10.10       --    Severance Protection Agreement dated September 1, 1998
                     between the Company and Gerald R. Szczepanski (filed as
                     Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q
                     filed with the Commission on December 15, 1998 and
                     incorporated herein by reference).
   10.11       --    Amendment No. 4 to the Gadzooks, Inc. 1992 Incentive and
                     Nonstatutory Stock Option Plan (filed as Exhibit 10.14 to
                     the Company's Amendment No. 3 to Form S-1 (No. 33-95090)
                     filed with the Commission on September 27, 1995 and
                     incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENTS
-------                                ------------------------
   10.12       --    Amendment No. 5 to the Gadzooks, Inc. 1992 Incentive and
                     Nonstatutory Stock Option Plan dated September 12, 1996
                     (filed as Exhibit 10.13 to the Company's 1996 Annual Report on Form 10-K filed with the Commission on April 23, 1997 and incorporated herein by reference).
   10.13       --    Amendment No. 1 to the 1994 Incentive and Nonstatutory Stock
                     Option Plan for Key Employees dated September 12, 1996
                     (filed as Exhibit 10.14 to the Company's 1996 Annual Report
                     on         Form 10-K filed with the Commission on April 23,
                     1997 and incorporated herein by reference).
   10.14       --    Gadzooks, Inc. Employee Stock Purchase Plan (filed as
                     Exhibit 4.5 to the Company's Form S-8 (No. 333-50639) filed with the Commission on April 21, 1998 and incorporated
                     herein by reference).
   10.15       --    Lease Agreement between Gadzooks, Inc. (Lessee) and CB
                     Midway International, LTD. (Lessor) dated August 23, 1996
                     (filed as Exhibit 10.17 to the Company's 1997 Annual Report on Form 10-K filed with the Commission on April 27, 1998 and incorporated herein by reference).
   10.16       --    Gadzooks, Inc. 401(k) Plan and Profit Sharing Plan Adoption
                     Agreement (filed as Exhibit 10.18 to the Company's Quarterly
                     Report on Form 10-Q filed with the Commission on June 9,
                     1998, and incorporated herein by reference).
   10.17       --    Amendment No. 1 to the Credit Agreement between the Company and Wells Fargo Bank (Texas), National Association, dated
                     June 11, 1998 (filed as Exhibit 10.19 to the Company's
                     Quarterly Report on Form 10-Q filed with the Commission on
                     September 15, 1998, and incorporated herein by reference).
   10.18       --    Amendment No. 2 to the Credit Agreement between the Company and Wells Fargo Bank (Texas) National Association, dated May
                     14, 1999 (filed as Exhibit 10.20 to the Company's Quarterly
                     Report on Form 10-Q filed with the Commission on June 15,
                     1999 and incorporated herein by reference).
   10.19       --    Amendment No. 6 to the Gadzooks, Inc. 1992 Incentive and
                     Non-Statutory Stock Option Plan dated June 18, 1998 (filed as Exhibit 4.8 to the Company's Form S-8 (No. 333-60869)
                     filed with the Commission on August 7, 1998 and incorporated herein by reference).
   10.20       --    Amendment No. 1 to the Gadzooks, Inc. 1995 Non-Employee
                     Director Stock Option Plan dated June 18, 1998 (filed as
                     Exhibit 4.10 to the Company's Form S-8 (No. 333-60869) filed with the Commission on August 7, 1998 and incorporated
                     herein by reference).
   10.21       --    Amendment No. 3 to the Credit Agreement between the Company and Wells Fargo Bank (Texas) National Association dated June
                     1, 2000 (filed as Exhibit 10.24 to the Company's Quarterly
                     Report on Form 10-Q filed with the Commission on June 13,
                     2000 and incorporated herein by reference).
   10.22       --    Management Services Agreement by and between Gadzooks
                     Management, L.P. and Gadzooks, Inc. dated June 28, 2000
                     (filed as Exhibit 10.25 in the Company's Quarterly Report on
                     Form 10-Q filed with the Commission on September 12, 2000
                     and incorporated herein by reference).
   10.23       --    Lease and Occupancy Agreement between Gadzooks, Inc. and
                     Gadzooks Management, L.P. dated June 28, 2000 (filed as
                     Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q
                     filed with the Commission on September 12, 2000 and
                     incorporated herein by reference).
   10.24       --    Amendment No. 7 to the Gadzooks, Inc. 1992 Incentive and
                     Nonstatutory Stock Option Plan dated as of March 30, 2000
                     (filed as Exhibit 4.9 to the Company's Form S-8 (No.
                     333-48350) filed with the Commission on October 20, 2000 and incorporated herein by reference).
   10.25       --    Amendment No. 8 to the Gadzooks, Inc. 1992 Incentive and
                     Nonstatutory Stock Option Plan dated as of March 30, 2000
                     (filed as Exhibit 4.10 to the Company's Form S-8 (No.
                     333-48350) filed with the Commission on October 20, 2000 and incorporated herein by reference).
   10.26       --    Amendment No. 1 to the Gadzooks, Inc. Employee Stock
                     Purchase Plan dated as of March 30, 2000 (filed as Exhibit
                     4.10 to the Company's Form S-8 (No. 333-48350) filed with
                     the Commission on October 20, 2000 and incorporated herein by reference).
   10.27       --    Amendment No. 4 to the Credit Agreement between the Company and Wells Fargo Bank (Texas) National Association, dated
                     June 1, 2001 (filed as Exhibit 10.28 to the Company's
                     Quarterly Report on Form 10-Q filed with the Commission on
                     June 18, 2001 and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENTS
-------                                ------------------------
   10.28       --    Executive Retirement Agreement between Gadzooks Management,
                     L.P. and Gerald R. Szczepanski dated July 31, 2001 (filed as
                     Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q
                     filed with the Commission on September 18, 2001 and
                     incorporated herein by reference).
   10.29       --    First Amendment to the Severance Protection Agreement
                     between Gadzooks Management, L.P. and Gerald R. Szczepanski dated June 1, 2001 (filed as Exhibit 10.28 to the Company's
                     Quarterly Report on Form 10-Q filed with the Commission on
                     December 18, 2001 and incorporated herein by reference).
   10.30       --    Severance Protection Agreement between Gadzooks Management,
                     L.P. and Paula Y. Masters dated July 1, 2001 (filed as
                     Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q
                     filed with the Commission on December 18, 2001 and
                     incorporated herein by reference).
   10.31       --    Severance Protection Agreement between Gadzooks, Inc. and
                     James F. Wimpress, Jr. dated July 1, 2001 (filed as Exhibit
                     10.30 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 18, 2001 and incorporated
                     herein by reference).
   10.32       --    Severance Protection Agreement between Gadzooks Management,
                     L.P. and William S. Kotch, III dated July 1, 2001 (filed as
                     Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q
                     filed with the Commission on December 18, 2001 and
                     incorporated herein by reference).
   10.33       --    First Amendment and Restated Credit Agreement between the
                     Company and Wells Fargo Bank (Texas), National Association
                     dated June 1, 2002 (filed as Exhibit 10.1 to the Company's
                     Quarterly Report on Form 10-Q filed with the Commission on
                     June 14, 2002 and incorporated herein by reference).
   10.34       --    Amendment No. 1 to the Executive Retirement Agreement
                     between Gadzooks Management, L.P. and Gerald R. Szczepanski dated August 28, 2002 (filed as Exhibit 10.2 to the
                     Company's Quarterly Report on Form 10-Q filed with the
                     Commission on December 13, 2002 and incorporated herein by reference).
   10.35       --    Amendment No. 1 to the First Amended and Restated Credit
                     Agreement and Waiver of Defaults between the Company and
                     Wells Fargo Bank (Texas) National Association dated November
                     11, 2002 (filed as Exhibit 10.3 to the Company's Quarterly
                     Report on form 10-Q filed with the Commission on December
                     13, 2002 and incorporated herein by reference).
   10.36       --    Continuing Security Agreement -- Rights to Payment and
                     Inventory between the Company and Wells Fargo Bank (Texas)
                     National Association dated as of November 8, 2002, (filed as
                     Exhibit 10.4 to the Company's Quarterly Report on form 10-Q filed with the Commission on December 13, 2002 and
                     incorporated herein by reference).
   10.37       --    Security Agreement -- Equipment Inventory between the
                     Company and Wells Fargo Bank (Texas) National Association
                     dated as of November 8, 2002 (filed as Exhibit 10.5 to the
                     Company's Quarterly Report on form 10-Q filed with the
                     Commission on December 13, 2002 and incorporated herein by reference).
   10.38*      --    Committed, Senior, Secured Revolving Line of Credit
                     Agreement between the Company and Wells Fargo Retail
                     Finance, LLC dated as of April 11, 2003.
   10.39*      --    Trademark and Trademark Applications Security Agreement
                     between the Company and Wells Fargo Retail Finance, LLC
                     dated as of April 11, 2003.
   21          --    List of Subsidiaries (filed as Exhibit 21 to the Company's
                     2000 Annual Report on Form 10-K filed with the Commission on
                     April 30, 2001 and incorporated herein by reference).
  23*          --    Consent of PricewaterhouseCoopers LLP.
  24*          --    Power of Attorney (included on signature page of this
                     report).
   99.1*       --    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                     Chief Executive Officer.
   99.2*       --    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                     Chief Financial Officer.

---------------

* Filed herewith (unless otherwise indicated, exhibits are previously filed).