Form 10-Q
period 2003-05-03
GADZOOKS INC
filed 2003-05-23
CIK 924140

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

                   FOR THE QUARTERLY PERIOD ENDED MAY 3, 2003

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

         As of May 23, 2003, the number of shares outstanding of the registrant's common stock is 9,159,671.

                                 GADZOOKS, INC.

                                    FORM 10-Q

                        For the Quarter Ended May 3, 2003


                                      INDEX


                                                                                                  PAGE
                                                                                                  ----
PART I.           FINANCIAL INFORMATION

       Item 1.           Consolidated Financial Statements

                         Condensed Consolidated Balance Sheets as of                                3
                         May 3, 2003 and February 1, 2003

                         Condensed Consolidated Statements of Operations                            4
                         for the First Quarter Ended May 3, 2003 and May 4, 2002

                         Condensed Consolidated Statements of Cash Flows for                        5
                         the First Quarter ended May 3, 2003 and May 4, 2002

                         Notes to Consolidated Financial Statements                                6-7

        Item 2.          Management's Discussion and Analysis                                      8-11
                         of Financial Condition and Results of Operations

        Item 3.          Quantitative and Qualitative Disclosures                                   12
                         About Market Risk

        Item 4.          Controls and Procedures                                                    12


PART II.          OTHER INFORMATION                                                                 12

                  SIGNATURE PAGE                                                                    13

                  CERTIFICATIONS PURSUANT TO SECTION 302                                           14-15

                  INDEX TO EXHIBITS                                                                 16

PART 1 -- FINANCIAL INFORMATION


GADZOOKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)
(UNAUDITED)

                                                           MAY 3,        FEBRUARY 1,
                                                           2003             2003
                                                         ---------       -----------
ASSETS
Current assets:
    Cash and cash equivalents                            $  10,090        $  20,769
    Accounts receivable                                      1,633            1,321
    Inventory                                               53,527           56,191
    Other current assets                                     9,825            7,137
                                                         ---------        ---------
                                                            75,075           85,418
                                                         ---------        ---------

Leaseholds, fixtures and equipment, net                     32,953           34,824
Deferred tax assets                                          4,885            4,885
                                                         ---------        ---------
                                                         $ 112,913        $ 125,127
                                                         =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                     $  18,483        $  26,953
    Accrued expenses and other current liabilities           8,239            7,616
    Income taxes payable                                        --               77
                                                         ---------        ---------
                                                            26,722           34,646
                                                         ---------        ---------

Accrued rent                                                 4,009            4,124

Commitments and contingencies (Note 5)

Shareholders' equity
    Common stock                                                92               92
    Additional paid-in capital                              44,865           44,942
    Retained earnings                                       37,308           41,450
    Treasury stock                                             (83)            (127)
                                                         ---------        ---------
                                                            82,182           86,357
                                                         ---------        ---------
                                                         $ 112,913        $ 125,127
                                                         =========        =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

GADZOOKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                       QUARTER ENDED
                                                  ------------------------
                                                   MAY 3,          MAY 4,
                                                    2003            2002
                                                  --------        --------
Net sales                                         $ 70,741        $ 78,275
Cost of goods sold including buying,
      distribution and occupancy costs              57,467          56,669
                                                  --------        --------
          Gross profit                              13,274          21,606

Selling, general and administrative
      expenses                                      20,028          18,785
                                                  --------        --------
          Operating income (loss)                   (6,754)          2,821

Interest income, net                                    18              44
                                                  --------        --------
          Income (loss) before income taxes         (6,736)          2,865

Provision (benefit) for income taxes                (2,593)          1,108
                                                  --------        --------
          Net income (loss)                       $ (4,143)       $  1,757
                                                  ========        ========

Net income (loss) per share
    Basic                                         $  (0.45)       $   0.19
                                                  ========        ========
    Diluted                                       $  (0.45)       $   0.19
                                                  ========        ========

Weighted average shares outstanding
    Basic                                            9,147           9,095
                                                  ========        ========
    Diluted                                          9,147           9,350
                                                  ========        ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

GADZOOKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(IN THOUSANDS)
(UNAUDITED)


                                                                    QUARTER ENDED
                                                               ------------------------
                                                                MAY 3,          MAY 4,
                                                                 2003            2002
                                                               --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $ (4,143)       $  1,757
  Adjustments to reconcile net income (loss) to cash
         used in operating activities:
      Loss on disposal of assets                                    115              22
      Depreciation                                                2,695           2,212
      Changes in operating assets and liabilities                (8,374)         (6,804)
                                                               --------        --------
NET CASH USED IN OPERATING ACTIVITIES                            (9,707)         (2,813)
                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                         (939)         (1,919)
      Purchase of short-term investments                             --          (2,975)
                                                               --------        --------
NET CASH USED IN INVESTING ACTIVITIES                              (939)         (4,894)
                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                       --             448
      Purchase of treasury stock                                   (102)             --
      Sale of treasury stock under employee benefit plan             69              81
                                                               --------        --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (33)            529
                                                               --------        --------

Net decrease in cash and cash equivalents                       (10,679)         (7,178)
Cash and cash equivalents at beginning of period                 20,769          14,868
                                                               --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 10,090        $  7,690
                                                               ========        ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

GADZOOKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 3, 2003 and February 1, 2003, and the results of operations and cash flows for the three months ended May 3, 2003 and May 4, 2002. The results of operations for the three months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated balance sheet as of February 1, 2003 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

         Fiscal year: The Company's fiscal year is the 52- or 53-week period that ends on the Saturday closest to the end of January. "Fiscal 2003" is the 52-week period ending January 31, 2004.

         Stock Option Plans: The following table shows Gadzooks' net income
         (loss) for the quarters ended May 3, 2003 and May 4, 2002, as if compensation expense for Gadzooks' stock option plans applicable to the Company's employees had been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123 (these pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or cancelled in future years):


                                                                                      QUARTER ENDED
                                                                      ----------------------------------------------
                                                                             MAY 3,                     MAY 4,
                                                                              2003                       2002
                                                                      -------------------        -------------------
PRO FORMA NET INCOME (LOSS):
   (in thousands)
   Reported net income (loss)                                         $            (4,143)       $             1,757
   Less:  Total stock-based employee compensation
          expense determined under fair value based
          methods for all awards, net of related tax effects                          340                        225
                                                                      -------------------        -------------------

   Pro forma net income (loss)                                        $            (4,483)       $             1,532
                                                                      ===================        ===================
NET INCOME (LOSS) PER SHARE:
   Basic                                                              $             (0.45)       $              0.19
                                                                      ===================        ===================
   Basic - pro forma                                                  $             (0.49)       $              0.17
                                                                      ===================        ===================
   Diluted                                                            $             (0.45)       $              0.19
                                                                      ===================        ===================
   Diluted - pro forma                                                $             (0.49)       $              0.16
                                                                      ===================        ===================

2.       LONG-TERM OBLIGATIONS

         On April 11, 2003, the Company and Wells Fargo Retail Finance LLC ("Wells Fargo") entered into a three-year $30 million revolving credit agreement (the "Facility"), which is secured by an exclusive and first priority, perfected interest in all assets of the Company. The Company's borrowings under the agreement are limited to 85% of the net recovery value of eligible inventory (as defined by the Facility) plus 85% of eligible credit card accounts receivable less certain financial reserves specified by Wells Fargo. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to a minimum maintained excess availability requirement of $3.0 million (as defined by the Facility). Amounts borrowed under the revolving line will bear interest ranging from 1.25% to 2.00% above LIBOR, or 0.25% below to 0.50% above Wells Fargo's prime rate based on credit line utilization. As of May 3, 2003, amounts available to borrow under the new credit line, as limited as described above and by outstanding letters of credit of $4.6 million, totaled $24.4 million.


3.       EARNINGS PER SHARE

         The following table outlines the Company's calculation of weighted average shares outstanding (in thousands):

                                               QUARTER ENDED
                                             ------------------
                                             MAY 3,      MAY 4,
                                              2003        2002
                                             ------      ------
Weighted average common shares
  outstanding (basic)                        9,147       9,095
Effect of dilutive options                      --         255
                                             -----       -----
Weighted average common and dilutive
  potential shares outstanding (diluted)     9,147       9,350
                                             =====       =====


         The treasury stock method is used to determine dilutive potential common shares outstanding related to stock options. Options, which based on their exercise price would be antidilutive, are not considered in the treasury stock method calculation. Options excluded from the earnings per share calculation due to their antidilutive nature totaled 1,452,756 and 483,523 for the quarters ended May 3, 2003 and May 4, 2002, respectively.

4.       STORE CLOSING COSTS

         During the first quarter of fiscal 2003, the Company closed nine stores that had been identified as under-performing. Additionally, the Company has entered into agreements to close several more stores. The total costs incurred as a result of the store closings and termination agreements, totaled $1.3 million as of May 3, 2003. These costs are included in selling, general and administrative expenses.

5.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into an agreement with a liquidation firm to help with the complete sell-down of its men's inventory. Under the terms of the agreement, the Company will reimburse the firm for certain operating costs and will pay the firm a portion of the sales proceeds based on certain specified levels of sales performance as defined in the contract. All amounts paid to the firm or accrued under the contract are contingent upon the firm's ability to meet certain minimum levels of sales performance. A total of $414,000 has been recorded as selling, general and administrative expenses during the first quarter of fiscal 2003 pursuant to this agreement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

Gadzooks is a mall-based specialty retailer of casual apparel and related accessories for young men and women, principally between the ages of 14 and 18. On January 9, 2003, the Company announced plans to focus exclusively on apparel and accessories for females between the ages of 16 and 22. The conversion of the Gadzooks stores to an all-female merchandise assortment is scheduled to take place early in the second half of 2003. In the second half of fiscal 2001, the Company began testing a new retail concept with the opening of four Orchid stores. The Orchid concept caters to the unique innerwear and sleepwear needs of females between the ages of 14 and 22. As of May 3, 2003, the Company had closed nine Gadzooks stores since the beginning of the fiscal year and operated 426 Gadzooks stores and four Orchid stores for a total of 430 stores in 41 states.

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

Gadzooks accounting policies are generally straightforward; however, the following requires more significant management judgments and estimates.

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

LONG-TERM ASSET IMPAIRMENT. Management periodically reviews its long-lived assets for impairment and records a provision whenever events or circumstances indicate that the net book value of the asset may not be recoverable. Impairment is determined based on several factors, including but not limited to, current year operating loss or cash flow loss combined with a history and forecast of operating or cash flow losses, significant negative industry or economic trends and a current expectation, that more likely than not, the asset will be disposed of significantly before the end of its previously estimated useful life. If management determines that impairment exists, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the assets. The amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair market value of the related assets.

DEFERRED TAX ASSETS. The Company does not currently have a valuation allowance recorded against its deferred tax assets. If management determines it is more likely than not that its deferred tax assets would not be realizable in the future, a valuation allowance would be recorded to reduce the deferred tax asset to its net realizable value. The Company anticipates an operating loss during the transition phase in fiscal 2003 and expects to return to profitability in fiscal 2004; however, should the loss for fiscal 2003 exceed projections, the Company may need to recognize a valuation allowance to reduce its deferred tax assets. The Company will perform a review of its financial performance at the end of each quarter during 2003 and will ascertain the likelihood of the realizability of its deferred tax assets.

ACCRUED EXPENSES. On a monthly basis, certain expenses are estimated in an effort to reflect these expenses in the proper period. Gadzooks' most material estimates relate to self-insurance reserves, store level operating expenses and bonuses. The self-insurance reserves for medical and worker's compensation claims are recorded based on historical claim levels adjusted for growth in the employee base. If the historical claims used to calculate these estimates are not reflective of actual results, additional expenses may be incurred up to the point that the Company's stop loss insurance begins. The Company is self-insured for property and casualty claims at the store level. Property and casualty claims at a store level are estimated and recognized as incurred. Accrued store level operating expenses are estimated based on current activity and historical results. Bonuses are based on performance and projected performance for the remainder of the bonus period. If actual results are significantly different from Gadzooks' expectations, an adjustment to expenses may be required.


CONVERSION TO ALL-FEMALE MERCHANDISE ASSORTMENT

The conversion of all Gadzooks stores to an all-female merchandise assortment is scheduled to take place early in the second half of fiscal 2003. The Company anticipates an operating loss during the transition phase in fiscal 2003 and expects to return to profitability in fiscal 2004. Although it is not possible to predict all of the costs associated with the transition, the Company does plan to spend at least $1.5 million to $2.5 million in fiscal 2003 to market the new concept, of which $604,000 has been spent as of May 3, 2003. The Company has hired a liquidation firm to help with the complete sell-down of its men's inventory. Under the terms of the agreement, the Company will reimburse the firm for certain operating costs and will pay the firm a portion of the sales proceeds based on certain specified levels of sales performance as defined in the contract. All amounts paid to the firm or accrued under the contract are contingent upon the firm's ability to meet certain minimum levels of sales performance. The total estimated payment to be made to the liquidation firm is expected to be between $2.2 million and $2.7 million, of which $414,000 has been expensed as of May 3, 2003. However, no assurance can be given that the conversion will be successfully completed during fiscal 2003, that the Company will be profitable in fiscal 2004 or that the direct costs related to the conversion and liquidation will not exceed the range provided.


STORE CLOSINGS

The Company has already closed nine Gadzooks stores and is currently pursuing the closure of approximately 15 to 20 additional under-performing stores in fiscal 2003. The costs associated with the closing of these stores, including, but not limited to lease termination costs and employee severance, is expected to be between $2.5 million and $3.5 million in the aggregate, of which $1.3 million has been spent as of May 3, 2003. Costs and expenses associated with store closures will be recognized at the time the liability is incurred. No assurance can be given, however, that these stores will be closed during fiscal 2003, that additional stores will not be closed during fiscal 2003 or that the costs related to the closing of the stores will not exceed the range provided.


RESULTS OF OPERATIONS

The quarter ended May 3, 2003 compared to the quarter ended May 4, 2002

         Net Sales

Net sales decreased approximately $7.6 million, or 9.7 percent, to $70.7 million during the first quarter of fiscal 2003 from $78.3 million during the comparable quarter of fiscal 2002. The total Company sales decrease was due to a comparable store sales decrease of $8.2 million and a sales decrease of $0.5 million due to closed stores, partially offset by $1.1 million of sales from the 11 new stores not yet included in the comparable store sales base. Comparable store sales decreased 10.6 percent for the first quarter of fiscal 2003. Sales by category in the average store changed as follows versus the prior year quarter: junior apparel - increased a low single digit percentage; shoes - decreased a low single digit percentage; accessories - decreased a mid single digit percentage; and men's merchandise - decreased by over 20 percent. The decrease in comparable store sales is attributed to increased competition, the conversion to an all-female merchandise assortment and a difficult retail environment. The Company's average transaction size increased 4.5 percent, and the number of transactions per average store declined by 5.8 percent.

         Gross profit

Gross profit decreased approximately $8.3 million to $13.3 million during the first quarter of fiscal 2003 from $21.6 million during the comparable quarter of fiscal 2002. As a percentage of net sales, gross profit decreased 8.8 percentage points to 18.8 percent from 27.6 percent for the comparable quarter of last year. Merchandise margins as a percentage of sales declined 5.9 percent from the prior year. This decrease is primarily attributable to an increase in retail markdowns taken during the period and the start of the men's inventory liquidation. Occupancy costs as a percentage of sales increased by 2.4 percent, and buying and distribution costs as a percentage of sales increased by 0.5 percent. The increase in occupancy costs (which are relatively fixed in nature) as a percentage of sales was due primarily to the negative leverage effect of the comparable store sales decrease, and to a lesser extent, the higher costs related to the newer stores. The increase in buying and distribution costs as a percentage of sales was due equally to the negative leverage effect of the comparable store sales decease and additional payroll costs associated with the transition to an all-female merchandise assortment.

         Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") increased approximately $1.2 million to $20.0 million during the first quarter of 2003 from $18.8 million during the comparable quarter of fiscal 2002. The aggregate increase in SG&A is primarily attributable to additional advertising and marketing expenses of $604,000 related to the transition, costs of $414,000 associated with the ongoing liquidation of the men's merchandise and lease termination costs of $1.3 million. These expenses were offset in part by a reduction in payroll expenses. As a percentage of net sales, SG&A increased by 4.3 percentage points to 28.3 percent during the first quarter of fiscal 2003 from 24.0 percent during the first quarter of last year. The increase in the SG&A percentage was due to negative leverage from the comparable store sales decrease, the increase in advertising and marketing costs related to the transition, costs associated with the ongoing liquidation of the men's merchandise and lease termination costs.

         Interest

The Company's net interest income decreased $26,000 to $18,000 during the first quarter of fiscal 2003 from $44,000 in the comparable period of last year due primarily to higher fees associated with the larger credit facility and, to a lesser extent, lower average cash balances and lower market interest rates.

         Income tax benefit

The Company's income tax status changed to an income tax benefit of $2.6 million during the first quarter of fiscal 2003 from an income tax provision of $1.1 million in the comparable period of last year as a result of the operating loss recorded in the first quarter of fiscal 2003 due to reasons discussed above. The Company anticipates an operating loss during the transition phase in fiscal 2003 and expects to return to profitability in fiscal 2004; however, should the loss for fiscal 2003 exceed projections, the Company may need to recognize a valuation allowance to reduce its deferred tax assets. The Company will perform a review of its financial performance at the end of each quarter during 2003 and will ascertain the likelihood of the realizability of its deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

         General

The Company is currently meeting its cash requirements through cash and cash equivalents on-hand.

         Cash Flows

At May 3, 2003, cash and cash equivalents were $10.1 million, a decrease of $10.7 million since February 1, 2003. The primary uses of cash were an increase in other assets of $2.7 million, consisting primarily of an income tax benefit, and a decrease in accounts payable of $8.5 million partially offset by a decrease in inventory of $2.7 million.

         Credit Facility

On April 11, 2003, the Company and Wells Fargo Retail Finance LLC ("Wells Fargo") entered into a three-year $30 million revolving credit agreement (the "Facility"), which is secured by an exclusive and first priority, perfected interest in all assets of the Company. The Company's borrowings under the agreement are limited to 85% of the net recovery value of eligible inventory (as defined by the Facility) plus 85% of eligible credit card accounts receivable less certain financial reserves specified by Wells Fargo. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to a minimum maintained excess availability requirement of $3.0 million (as defined by the Facility). Amounts borrowed under the revolving line will bear interest ranging from 1.25% to 2.00% above LIBOR, or 0.25% below to 0.50% above Wells Fargo's prime rate based on credit line utilization. As of May 3, 2003, amounts available to borrow under the new credit line, as limited as described above and by outstanding letters of credit of $4.6 million, totaled $24.4 million.

         Conversion to All-Female Merchandise Assortment

The conversion of all Gadzooks stores to an all-female merchandise assortment is scheduled to take place early in the second half of fiscal 2003. The Company anticipates an operating loss during the transition phase in fiscal 2003 and expects to return to profitability in fiscal 2004. Although it is not possible to predict all of the costs associated with the transition, the Company does plan to spend at least $1.5 million to $2.5 million in fiscal 2003 to market the new concept, of which $604,000 has been spent as of May 3, 2003. The Company has hired a liquidation firm to help with the complete sell-down of its men's inventory. Under the terms of the agreement, the Company will reimburse the firm for certain operating costs and will pay the firm a portion of the sales proceeds based on certain specified levels of sales performance as defined in the contract. All amounts paid to the firm or accrued under the contract are contingent upon the firm's ability to meet certain minimum levels of sales performance. The total estimated payment to be made to the liquidation firm is expected to be between $2.2 million and $2.7 million, of which $414,000 has been expensed as of May 3, 2003. However, no assurance can be given that the conversion will be successfully completed during fiscal 2003, that the Company will be profitable in fiscal 2004 or that the direct costs related to the conversion and liquidation will not exceed the range provided.

         Store Closings

The Company has already closed nine stores and is currently pursuing the closure of approximately 15 to 20 additional under-performing stores in fiscal 2003. The costs associated with the closing of these stores, including, but not limited to lease termination costs and employee severance, is expected to be between $2.5 million and $3.5 million in the aggregate, of which $1.3 million has been spent as of May 3, 2003. Costs and expenses associated with store closures will be recognized at the time the liability is incurred. No assurance can be given, however, that these stores will be closed during fiscal 2003, that additional stores will not be closed during fiscal 2003 or that the costs related to the closing of the stores will not exceed the range provided.

         Capital Expenditures

The Company anticipates capital expenditures of $5 million to $7 million for the remainder of fiscal 2003 to open one new Gadzooks store, update the look and fixtures of all existing stores to coordinate with the all-female merchandise assortment and purchase and/or upgrade information systems. The Company has hired a consultant to review the current store base and provide recommendations on ways to customize the look of the store to complement the all-female merchandise assortment. The Company believes that its existing cash balances, cash generated from operations, and funds available under its revolving credit agreement will be sufficient to satisfy its cash requirements through fiscal 2003.

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

The Company's primary market risk exposure is that of interest rate risk. A change in LIBOR, or the Prime Rate as set by Wells Fargo, would affect the rate at which the Company could borrow funds under its credit Facility.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, words such an "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," "will" and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, fluctuations in store sales results, changes in economic conditions, fluctuations in quarterly results and other factors described under the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Such statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this paragraph.

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



                                                  GADZOOKS, INC.
                                                  (Registrant)




DATE:  May 23, 2003             By:  /s/        JAMES A. MOTLEY
                                     -------------------------------------------
                                                 James A. Motley
                                     Vice President / Chief Financial Officer
                                          (Chief Accounting Officer and
                                     Duly Authorized Officer of the Registrant)

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


DATE:      May 23, 2003                       By: /s/ Gerald R. Szczepanski
                                                  ------------------------------
                                                      Gerald R. Szczepanski
                                                      Chairman of the Board and
                                                      Chief Executive Officer

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


DATE:      May 23, 2003                        By: /s/ James A. Motley
                                                   -----------------------------
                                                       James A. Motley
                                                       Vice President,
                                                       Chief Financial Officer
                                                       and Secretary

                                INDEX TO EXHIBITS

EXHIBIT
   NO.                           DESCRIPTION OF DOCUMENTS
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

10.1-- Committed, Senior, Secured Revolving Line of Credit Agreement between the Company and Wells Fargo Retail Finance, LLC dated as of April 11,
          2003 (filed as Exhibit 10.38 to the Company's Form 10-K filed with the
          Commission on April 29, 2003 and incorporated herein by reference).

10.2--    Trademark and Trademark Applications Security Agreement between the
          Company and Wells Fargo Retail Finance, LLC dated as of April 11, 2003
          (filed as Exhibit 10.39 to the Company's Form 10-K filed with the Commission on April 29, 2003 and incorporated herein by reference).

99.1*-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive
          Officer.

99.2*-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial
          Officer.


*Filed herewith (unless otherwise indicated, exhibits are previously filed).