Form 10-Q
period 2003-08-02
GADZOOKS INC
filed 2003-09-04
CIK 924140

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

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2003

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

         As of September 4, 2003, the number of shares outstanding of the registrant's common stock is 9,159,671.

                                 GADZOOKS, INC.

                                    FORM 10-Q

                      For the Quarter Ended August 2, 2003

                                      INDEX

                                                                                     PAGE
                                                                                     ----
PART I.           FINANCIAL INFORMATION

       Item 1.           Consolidated Financial Statements

                         Condensed Consolidated Balance Sheets as of                   3
                         August 2, 2003 and February 1, 2003

                         Condensed Consolidated Statements of Operations               4
                         for the Second Quarter and Six Months Ended
                         August 2, 2003 and August 3, 2002

                         Condensed Consolidated Statements of Cash Flows for           5
                         the Six Months Ended August 2, 2003 and August 3, 2002

                         Notes to Consolidated Financial Statements                    6-8

        Item 2.          Management's Discussion and Analysis                         9-14
                         of Financial Condition and Results of Operations

        Item 3.          Quantitative and Qualitative Disclosures                      14
                         About Market Risk

        Item 4.          Controls and Procedures                                       14


PART II.          OTHER INFORMATION                                                    15

                  SIGNATURE PAGE                                                       16

                  INDEX TO EXHIBITS                                                    17

PART 1 -- FINANCIAL INFORMATION


GADZOOKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)
(UNAUDITED)

                                                       AUGUST 2,     FEBRUARY 1,
                                                          2003           2003
                                                       ---------     -----------
ASSETS
Current assets:
    Cash and cash equivalents                          $   4,997      $  20,769
    Accounts receivable                                    1,506          1,321
    Inventory                                             46,147         56,191
    Other current assets                                  14,476          7,137
                                                       ---------      ---------
                                                          67,126         85,418
                                                       ---------      ---------

Leaseholds, fixtures and equipment, net                   35,962         34,824
Deferred tax assets                                        4,885          4,885
                                                       ---------      ---------
                                                       $ 107,973      $ 125,127
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $  21,016      $  26,953
    Accrued expenses and other current liabilities         8,702          7,616
    Income taxes payable                                      --             77
                                                       ---------      ---------
                                                          29,718         34,646
                                                       ---------      ---------

Accrued rent                                               3,936          4,124

Commitments and contingencies

Shareholders' equity
    Common stock                                              92             92
    Additional paid-in capital                            44,865         44,942
    Retained earnings                                     29,445         41,450
    Treasury stock                                           (83)          (127)
                                                       ---------      ---------
                                                          74,319         86,357
                                                       ---------      ---------
                                                       $ 107,973      $ 125,127
                                                       =========      =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

GADZOOKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                 SECOND QUARTER ENDED           SIX MONTHS ENDED
                                               ------------------------     ------------------------
                                               AUGUST 2,      AUGUST 3,     AUGUST 2,      AUGUST 3,
                                                 2003           2002          2003           2002
                                               ---------      ---------     ---------      ---------
Net sales                                      $  68,474      $  76,697     $ 139,215      $ 154,972
Cost of goods sold including buying,
     distribution and occupancy costs             58,814         57,369       116,281        114,037
                                               ---------      ---------     ---------      ---------
         Gross profit                              9,660         19,328        22,934         40,935

Selling, general and administrative
     expenses                                     22,409         19,162        42,437         37,948
                                               ---------      ---------     ---------      ---------
         Operating income (loss)                 (12,749)           166       (19,503)         2,987

Interest income (expense), net                       (35)            21           (17)            65
                                               ---------      ---------     ---------      ---------
         Income (loss) before income taxes       (12,784)           187       (19,520)         3,052

Provision (benefit) for income taxes              (4,922)            72        (7,515)         1,180
                                               ---------      ---------     ---------      ---------
         Net income (loss)                     $  (7,862)     $     115     $ (12,005)     $   1,872
                                               =========      =========     =========      =========


Net income (loss) per share
    Basic                                      $   (0.86)     $    0.01     $   (1.31)     $    0.21
                                               =========      =========     =========      =========
    Diluted                                    $   (0.86)     $    0.01     $   (1.31)     $    0.20
                                               =========      =========     =========      =========

Weighted average shares outstanding
    Basic                                          9,127          9,135         9,137          9,115
                                               =========      =========     =========      =========
    Diluted                                        9,127          9,274         9,137          9,312
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

                                                                   SIX MONTHS ENDED
                                                               -----------------------
                                                               AUGUST 2,     AUGUST 3,
                                                                 2003          2002
                                                               ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $(12,005)     $  1,872
   Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
       Loss (gain) on disposal of assets                            (49)          486
       Depreciation                                               4,939         4,655
       Changes in operating assets and liabilities               (5,940)       (5,634)
                                                               --------      --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (13,055)        1,379
                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                      (2,806)       (5,097)
       Proceeds from the sale of fixtures                           122            --
       Purchase of short-term investments                            --        (4,964)
       Proceeds from redemption of short-term investments            --           995
                                                               --------      --------
NET CASH USED IN INVESTING ACTIVITIES                            (2,684)       (9,066)
                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock                                      --           460
       Purchase of treasury stock                                  (102)           --
       Sale of treasury stock under employee benefit plans           69           135
                                                               --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (33)          595
                                                               --------      --------

Net decrease in cash and cash equivalents                       (15,772)       (7,092)
Cash and cash equivalents at beginning of period                 20,769        14,868
                                                               --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  4,997      $  7,776
                                                               ========      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

Accrued capital expenditures for store conversions             $  3,344      $     --

         The accompanying notes are an integral part of these condensed consolidated financial statements.

GADZOOKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of August 2, 2003 and February 1, 2003, and the results of operations and cash flows for the second quarter and six months ended August 2, 2003 and August 3, 2002. The results of operations for the second quarter and six months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated balance sheet as of February 1, 2003 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

         Fiscal year: The Company's fiscal year is the 52- or 53-week period that ends on the Saturday closest to the end of January. "Fiscal 2003" is the 52-week period ending January 31, 2004.

         Stock Option Plans: The following table shows Gadzooks' net income
         (loss) for the quarters and six months ended August 2, 2003 and August 3, 2002, as if compensation expense for Gadzooks' stock option plans applicable to the Company's employees had been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123 (these pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or cancelled in future years):

                                                          QUARTER ENDED                  SIX MONTHS ENDED
                                                   --------------------------      --------------------------
                                                    AUGUST 2,       AUGUST 3,       AUGUST 2,       AUGUST 3,
                                                      2003            2002            2003            2002
                                                   ----------      ----------      ----------      ----------
PRO FORMA NET INCOME (LOSS):
   (in thousands)
   Reported net income (loss)                      $   (7,862)     $      115      $  (12,005)     $    1,872
   Less: Total stock-based employee
      compensation expense determined under
      fair value based methods for all awards,
      net of related tax effects                          356             542             696             767
                                                   ----------      ----------      ----------      ----------

   Pro forma net income (loss)                     $   (8,218)     $     (427)     $  (12,701)     $    1,105
                                                   ==========      ==========      ==========      ==========

NET INCOME (LOSS) PER SHARE:
   Basic                                           $    (0.86)     $     0.01      $    (1.31)     $     0.21
                                                   ==========      ==========      ==========      ==========

   Basic - pro forma                               $    (0.90)     $    (0.05)     $    (1.39)     $     0.12
                                                   ==========      ==========      ==========      ==========

   Diluted                                         $    (0.86)     $     0.01      $    (1.31)     $     0.20
                                                   ==========      ==========      ==========      ==========

   Diluted - pro forma                             $    (0.90)     $    (0.05)     $    (1.39)     $     0.12
                                                   ==========      ==========      ==========      ==========


2.       LONG-TERM OBLIGATIONS

         On April 11, 2003, the Company and Wells Fargo Retail Finance LLC ("Wells Fargo") entered into a three-year $30 million revolving credit agreement (the "Facility"), which is secured by an exclusive and first priority, perfected interest in all assets of the Company. The Company's borrowings under the agreement are limited to 85% of the net recovery value of eligible inventory (as defined by the Facility) plus 85% of eligible credit card accounts receivable less certain financial reserves specified by Wells Fargo. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to a minimum maintained excess availability requirement of $3.0 million (as defined by the Facility). Amounts borrowed under the revolving line will bear interest ranging from 1.25% to 2.00% above LIBOR, or 0.25% below to 0.50% above Wells Fargo's prime rate based on credit line utilization. As of August 2, 2003, amounts available to borrow under the new credit line, as limited as described above and by outstanding letters of credit of $5.1 million, totaled $20.9 million.

3.       DEFERRED TAX ASSETS

         The Company does not currently have a valuation allowance recorded against its deferred tax assets of $14.3 million. The Company anticipates an operating loss during the transition phase in fiscal 2003; however, should the loss exceed projections, the Company may need to recognize a valuation allowance to significantly reduce its deferred tax assets.

4.       EARNINGS PER SHARE

         The following table outlines the Company's calculation of weighted average shares outstanding (in thousands):

                                         QUARTER ENDED              SIX MONTHS ENDED
                                    -----------------------     -----------------------
                                    AUGUST 2,     AUGUST 3,     AUGUST 2,     AUGUST 3,
                                      2003          2002          2003          2002
                                    ---------     ---------     ---------     ---------
Weighted average common
   shares outstanding (basic)           9,127         9,135         9,137         9,115

Effect of dilutive options                 --           139            --           197
                                    ---------     ---------     ---------     ---------
Weighted average common
   shares outstanding (diluted)         9,127         9,274         9,137         9,312
                                    =========     =========     =========     =========

         The treasury stock method is used to determine dilutive potential common shares outstanding related to stock options. Options, that are antidilutive, are not considered in the treasury stock method calculation. Options excluded from the earnings per share calculation due to their antidilutive nature totaled 1,590,028 and 588,825 for the quarters ended August 2, 2003 and August 3, 2002, and 1,590,028 and 536,174 for the six months ended August 2, 2003 and August 3, 2002, respectively.

5.       STORE CLOSING COSTS

         During the second quarter of fiscal 2003, the Company closed four stores that had been identified as under-performing, for a total of 13 stores closed during the six months ended August 2, 2003. Additionally, the Company has entered into agreements to close 12 more stores. The total costs incurred as a result of the store closings and termination agreements, totaled $1.4 million and $2.7 million for the quarter and six months ended August 2, 2003, respectively. These costs, primarily composed of lease termination costs, are included in selling, general and administrative expenses.

6.       INVENTORY LIQUIDATION COSTS

         The Company entered into an agreement with a consulting firm to help with the complete liquidation of its men's inventory. Under the terms of the agreement, the Company reimbursed the firm for certain operating costs and paid the firm a portion of the sales proceeds based on certain specified levels of sales performance as defined in the contract. All amounts paid to the firm or accrued under the contract were contingent upon the firm's ability to meet certain minimum levels of sales performance. A total of $2.6 million and $3.0 million has been recorded as selling, general and administrative expenses during the quarter and six months ended August 2, 2003, respectively, pursuant to this agreement. As of August 2, 2003, the men's inventory liquidation has been completed; therefore, no additional costs will be incurred pursuant to the agreement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

Gadzooks is a mall-based specialty retailer of clothing, accessories, shoes, fragrances and cosmetics for young women, principally between the ages of 16 and
22. Historically, the Company has catered to the clothing needs of both young men and women. The conversion of the Gadzooks stores to an all-female merchandise assortment took place in July 2003. In the second half of fiscal 2001, the Company began testing a new retail concept with the opening of four Orchid stores. The Orchid concept caters to the unique innerwear and sleepwear needs of females between the ages of 14 and 22. As of August 2, 2003, the Company had closed 13 Gadzooks stores since the beginning of the fiscal year and operated 423 Gadzooks stores and four Orchid stores for a total of 427 stores in 41 states.

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

Gadzooks' accounting policies are generally straightforward; however, the following issues require more significant management judgments and estimates.

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

DEFERRED TAX ASSETS. The Company does not currently have a valuation allowance recorded against its deferred tax assets of $14.3 million. If management determines it is more likely than not that its deferred tax assets would not be realizable in the future, a valuation allowance would be recorded to reduce the deferred tax asset to its net realizable value. The Company anticipates an operating loss during the transition phase in fiscal 2003 and expects to return to profitability in fiscal 2004; however, should the loss for fiscal 2003 exceed projections, the Company may need to recognize a valuation allowance to significantly reduce its deferred tax assets. The Company will perform a review of its financial performance at the end of each quarter during 2003 to evaluate the likelihood of realizing its deferred tax assets.

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


CONVERSION TO ALL-FEMALE MERCHANDISE ASSORTMENT

The conversion of all Gadzooks stores to an all-female merchandise assortment took place in July 2003. The Company anticipates an operating loss during the transition phase in fiscal 2003 and expects to return to profitability in fiscal 2004. Although it is not possible to predict all of the costs associated with the transition, the Company does plan to spend at least $1.5 million to $2.5 million in fiscal 2003 to market the new concept, of which $906,000 has been spent through August 2, 2003. The Company hired a consulting firm to help with the liquidation of its men's inventory. Under the terms of the agreement, the Company reimbursed the firm for certain operating costs and paid the firm a portion of the sales proceeds based on certain specified levels of sales performance as defined in the contract. A total of $3.0 million has been recorded as selling, general and administrative expenses during the six months ended August 2, 2003 pursuant to this agreement. No assurance can be given that the conversion will be successful, or that the Company will return to profitability.

STORE CLOSINGS

The Company has closed 13 Gadzooks stores and contracted to close 12 additional stores in fiscal 2003. The Company is also pursuing the closure of up to 10 more under-performing stores during the remainder of fiscal 2003. The costs associated with closing these stores, including, but not limited to, lease termination costs and employee severance, is expected to be between $2.7 million and $3.5 million in the aggregate, of which $2.7 million has been spent through August 2, 2003. Costs and expenses associated with store closures will be recognized at the time the liability is incurred. In addition to the Gadzooks' closings, the Company intends to close one Orchid store during the third quarter and replace it with a more suitably sized location in another mall. No assurance can be given, however, that these stores will be closed during fiscal 2003, that additional stores will not be closed during fiscal 2003 or that the costs related to closing stores will not exceed the range provided.

RESULTS OF OPERATIONS

The second quarter ended August 2, 2003 compared to the second quarter ended August 3, 2002

         Net Sales

Net sales decreased approximately $8.2 million, or 10.7 percent, to $68.5 million during the second quarter of fiscal 2003 from $76.7 million during the comparable quarter of fiscal 2002. The total Company sales decrease was due to a comparable store sales decrease of $7.4 million and a sales decrease of $1.4 million due to closed stores, partially offset by $600,000 of sales from the 11 new stores not yet included in the comparable store sales base. Comparable store sales decreased 9.9 percent for the second quarter of fiscal 2003. Sales by category in the average store changed as follows versus the prior year quarter: junior shoes - increased by 28 percent; junior accessories - increased by 24 percent; junior apparel - increased by 10 percent; and men's merchandise - decreased by 35 percent. The decrease in comparable store sales is attributed to the conversion to an all-female merchandise assortment and a difficult retail environment. The Company's average transaction size decreased 9.1 percent, and the number of transactions per average store increased by 0.2 percent.

Comparable store sales for fiscal August 2003 decreased by 33.6 percent from the prior year. The Company is currently making inventory level and mix adjustments that management believes will positively impact the business for the holiday season as well as the next couple of months. No assurance can be given that these inventory level and mix adjustments will positively impact future business.

         Gross profit

Gross profit decreased approximately $9.6 million to $9.7 million during the second quarter of fiscal 2003 from $19.3 million during the comparable quarter of fiscal 2002. As a percentage of net sales, gross profit decreased 11.1 percentage points to 14.1 percent from 25.2 percent for the comparable quarter of last year. Merchandise margins as a percentage of sales declined 9.2 percent from the prior year. This decrease is primarily attributable to the completion of the men's inventory liquidation and increased markdown activity in the junior category during the period. Occupancy costs as a percentage of sales increased by 1.5 percent, and buying and distribution costs as a percentage of sales increased by 0.3 percent. The increase in occupancy costs (which are relatively fixed in nature) as a percentage of sales was due to the negative leverage effect of the comparable store sales decrease, which was slightly offset by operating leverage achieved as a result of the closing of under performing stores and reduced depreciation expense resulting from the prior year impairment of certain under-performing stores. The increase in buying and distribution costs as a percentage of sales was due primarily to the negative leverage effect of the comparable store sales decrease.

         Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") increased approximately $3.2 million to $22.4 million during the second quarter of 2003 from $19.2 million during the comparable quarter of fiscal 2002. The aggregate increase in SG&A is primarily attributable to costs of $2.6 million associated with the liquidation of the men's merchandise, lease termination costs of $1.4 million and additional advertising and marketing expenses of $302,000 related to the transition. These costs were offset in part by a reduction in payroll, employee benefits and inventory service costs as well as a gain on fixtures disposed of in the second quarter of fiscal 2003 versus a loss recognized in the prior year's quarter on an abandoned information systems project. As a percentage of net sales, SG&A increased by 7.7 percentage points to 32.7 percent during the second quarter of fiscal 2003 from 25.0 percent during the second quarter of last year. The increase in the SG&A percentage was due to negative leverage from the comparable store sales decrease, costs associated with the liquidation of the men's merchandise, lease termination costs and the increase in advertising and marketing costs related to the transition.

         Interest

The Company recorded $35,000 in net interest expense during the second quarter of fiscal 2003 compared to $21,000 in net interest income in the comparable period of last year. The change is due primarily to higher fees associated with the larger credit facility and, to a lesser extent, increased letter of credit activity, lower average cash balances and lower market interest rates.

         Income tax benefit

The Company's income tax status changed to an income tax benefit of $4.9 million during the second quarter of fiscal 2003 from an income tax provision of $72,000 in the comparable period of last year as a result of the operating loss recorded in the second quarter of fiscal 2003. The Company anticipates an operating loss during the transition phase in fiscal 2003 and expects to return to profitability in fiscal 2004; however, should the loss for fiscal 2003 exceed projections, the Company may need to recognize a valuation allowance to significantly reduce its existing deferred tax asset balance and possibly reduce or eliminate any future tax benefits associated with the generation of net operating losses. The Company will perform a review of its financial performance at the end of each quarter during 2003 to evaluate the likelihood of realizing its deferred tax assets.

The six months ended August 2, 2003 compared to the six months ended August 3, 2002.

         Net sales

Net sales decreased approximately $15.8 million, or 10.2 percent, to $139.2 million during the first six months of fiscal 2003 from $155.0 million during fiscal 2002. The total Company sales decrease for the first six months of fiscal 2003 was attributable to a comparable store sales decrease of $15.5 million, or
10.3 percent, and a sales decrease of $1.9 million due to closed stores, partially offset by $1.6 million of sales for the new stores not yet included in the comparable store sales base. The Company experienced comparable store sales increases in all its major categories except men's merchandise, which has now been completely liquidated as a result of the Company's transition to an all-female merchandise assortment. The Company's average transaction size decreased by 6.9 percent, and the number of transactions per average store decreased by 2.8 percent.

         Gross profit

Gross profit decreased approximately $18.0 million to $22.9 million during the first six months of fiscal 2003 from $40.9 million during the comparable six months of fiscal 2002. As a percentage of net sales, gross profit decreased 9.9 percentage points to 16.5 percent from 26.4 percent for the comparable six months of last year. Merchandise margins as a percentage of sales were 7.5 percent lower than the prior year. This decrease is primarily attributable to the liquidation of the men's inventory and increased markdown activity in the junior category during the period. Additionally, there was a 2.0 percent increase in occupancy costs as a percentage of sales and a 0.5 percent increase in buying and distribution costs as a percentage of sales. The increase in occupancy, buying and distribution costs as a percentage of sales was due primarily to the negative leverage effect of the comparable store sales decrease.

         Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $4.4 million to $42.4 million during the first six months of 2003 from $38.0 million during the comparable six months of fiscal 2002. The aggregate increase in SG&A is primarily attributable to costs of $3.0 million associated with the liquidation of the men's merchandise, lease termination costs of $2.7 million and additional advertising and marketing expenses of $906,000 related to the transition. As a percentage of net sales, SG&A increased 6.0 percent to 30.5 percent during the first six months of fiscal 2003 from 24.5 percent during the comparable six months of last year. The increase in the SG&A percentage is a result of the negative leverage effect of the comparable store sales decrease, costs associated with the liquidation of the men's merchandise, lease termination costs and the increase in advertising and marketing costs related to the transition.

         Interest

The Company recorded $17,000 in net interest expense during the first six months of fiscal 2003 compared to $65,000 in net interest income in the comparable period of last year. The change is due primarily to higher fees associated with the larger credit facility, and to a lesser extent, increased letter of credit activity, lower average cash balances and lower market interest rates.

         Income tax benefit

The Company's income tax status changed to an income tax benefit of $7.5 million during the first six months of fiscal 2003 from an income tax provision of $1.2 million in the comparable period of last year as a result of the operating loss recorded in the first six months of fiscal 2003. The Company anticipates an operating loss for fiscal 2003 and expects to return to profitability in fiscal 2004; however, should the loss for fiscal 2003 exceed projections, the Company may need to recognize a valuation allowance to significantly reduce its existing deferred tax asset balance and possibly reduce or eliminate any future tax benefits associated with the generation of net operating losses. The Company will perform a review of its financial performance at the end of each quarter during 2003 to evaluate the likelihood of realizing its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         General

The Company is currently meeting its cash requirements through cash and cash equivalents on-hand and its line of credit. The Company is also seeking alternative methods for raising additional capital, which may not be available on favorable terms, if at all.

         Cash Flows

At August 2, 2003, cash and cash equivalents were $5.0 million, a decrease of $15.8 million since February 1, 2003. The primary uses of cash were a net loss before depreciation of $7.1 million, capital expenditures of $2.8 million and net working capital changes of $5.9 million.

         Credit Facility

On April 11, 2003, the Company and Wells Fargo Retail Finance LLC ("Wells Fargo") entered into a three-year $30 million revolving credit agreement (the "Facility"), which is secured by an exclusive and first priority, perfected interest in all assets of the Company. The Company's borrowings under the agreement are limited to 85% of the net recovery value of eligible inventory (as defined by the Facility) plus 85% of eligible credit card accounts receivable less certain financial reserves specified by Wells Fargo. The credit agreement also provides for the issuance of letters of credit that are generally used in connection with international merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The credit facility subjects the Company to a minimum maintained excess availability requirement of $3.0 million (as defined by the Facility). Amounts borrowed under the revolving line will bear interest ranging from 1.25% to 2.00% above LIBOR, or 0.25% below to 0.50% above Wells Fargo's prime rate based on credit line utilization. As of August 2, 2003, amounts available to borrow under the new credit line, as limited as described above and by outstanding letters of credit of $5.1 million, totaled $20.9 million.

         Conversion to All-Female Merchandise Assortment

The conversion of all Gadzooks stores to an all-female merchandise assortment took place in July 2003. The Company anticipates an operating loss during the transition phase in fiscal 2003 and expects to return to profitability in fiscal 2004. Although it is not possible to predict all of the costs associated with the transition, the Company plans to spend at least $1.5 million to $2.5 million in fiscal 2003 to market the new concept, of which $906,000 has been spent through August 2, 2003. The Company hired a consulting firm to help with the liquidation of its men's inventory. Under the terms of the agreement, the Company reimbursed the firm for certain operating costs and paid the firm a portion of the sales proceeds based on certain specified levels of sales performance as defined in the contract. A total of $3.0 million has been recorded as selling, general and administrative expenses during the six months ended August 2, 2003 pursuant to this agreement. No assurance can be given that the conversion will be successful, or that the Company will return to profitability.

         Store Closings

The Company has already closed 13 stores and contracted to close 12 additional stores in fiscal 2003. The Company is also pursuing the closure of up to 10 more under-performing stores in fiscal 2003. The costs associated with closing these stores, including, but not limited to, lease termination costs and employee severance, is expected to be between $2.7 million and $3.5 million in the aggregate, of which $2.7 million has been spent through August 2, 2003. Costs and expenses associated with store closures will be recognized at the time the liability is incurred. In addition to the Gadzooks' closings, the Company intends to close one Orchid store during the third quarter and replace it with a more suitably sized location in another mall. No assurance can be given, however, that these stores will be closed during fiscal 2003, that additional stores will not be closed during fiscal 2003 or that the costs related to the closing of the stores will not exceed the range provided.

         Factoring

Currently, 55 percent to 65 percent of the Company's vendors generate liquidity by entering into factoring arrangements whereby factors purchase the vendor's invoices. This financing mechanism allows Gadzooks' vendors to receive payment in a shorter period of time. Any material changes in the terms extended by these factors could adversely affect the Company's ability to meet its cash requirements and maintain necessary liquidity going forward.

         Capital Expenditures

The Company anticipates capital expenditures of $4.3 million to $4.8 million for the remainder of fiscal 2003 to pay for fixtures related to the conversion to an all-female concept, purchase and/or upgrade information systems and reconfigure its distribution center. The Company believes it can satisfy its cash requirements for fiscal 2003 using its existing cash balances, cash generated from operations, and funds available under its revolving credit agreement. The Company is currently seeking alternative methods for raising additional capital, which may not be available on favorable terms, if at all. Future cash flows are subject to a number of variables and there can be no assurance that Gadzooks will have access to sufficient capital to meet its capital requirements. Any significant changes, such as changes in the Company's current vendor or factor payment terms or substantial declines in sales, could materially and adversely impact Gadzooks' liquidity going forward.

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

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, words such an "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," "project," "will" and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, fluctuations in store sales results, changes in economic conditions, changes in vendor or factor payment terms, fluctuations in quarterly results and other factors discussed in this report, as well as in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Such statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this paragraph.

CONTROLS AND PROCEDURES

Our management, with the participation of our Chairman of the Board and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us in under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting going forward.

PART II - OTHER INFORMATION

Items 1-3 - None

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on June 17, 2003.

         (b) Information regarding the Company's directors is contained in the Company's Definitive Proxy Statement, which was filed with the Commission on May 13, 2003.

         (c) Election of Directors: Carolyn Greer Gigli, Ron G. Stegall and Gerald R. Szczepanski were elected to serve as directors until the Company's 2006 annual meeting of shareholders according to the following vote:

                                                For        Against or Withheld
                                                ---        -------------------
                  Carolyn Greer Gigli        8,688,029           105,176
                  Ron G. Stegall             8,520,168           273,037
                  Gerald R. Szczepanski      8,675,009           118,196

                  Amendment to 1995 Stock Option Plan: The 1995 Non-Employee Director Stock Option Plan (the "Director Plan") was amended to (i) increase the number of shares for which options will be granted to newly-elected or appointed non-employee directors from 5,000 shares to 15,000 shares, (ii) provide for a one-time grant of an option to purchase 10,000 shares to each non-employee director on the day of the Annual Meeting and
                  (iii) increase the number of shares available for issuance under the Director Plan from 100,000 to 200,000.

                  For:                       8,341,483
                  Against or Withheld:         396,314
                  Abstention:                   55,408

                  Amendment to Employee Stock Purchase Plan: The Employee Stock Purchase Plan was amended to increase the maximum aggregate number of shares reserved for issuance from 110,000 to 160,000.

                  For:                       8,610,924
                  Against or Withheld:         139,198
                  Abstention:                   43,083

                  Ratification of Accountants: The selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending January 31, 2004 was ratified by the shareholders according to the following vote:

                  For:                       8,651,786
                  Against or Withheld:         137,864
                  Abstention:                    3,555

         (d)      None

Item 5 - None

Item 6 - Exhibits and Reports on Form 8-K.

         (a)      See Index of Exhibits.

         (b)      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 GADZOOKS, INC.
                                                  (Registrant)


DATE:  September 4, 2003        By:     /s/     JAMES A. MOTLEY
                                     -------------------------------------------
                                                James A. Motley
                                     Vice President / Chief Financial Officer
                                        (Chief Accounting Officer and
                                     Duly Authorized Officer of the Registrant)

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

31.1*--   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          Chief Executive Officer.

31.2*--   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          Chief Financial Officer.

32.1*-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive
          Officer.

32.2*-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial
          Officer.

----------

*    Filed herewith.