Form 10-Q
period 2003-11-01
GADZOOKS INC
filed 2003-12-16
CIK 924140

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

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2003

                                       OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 972-307-5555
                                                    -------------

--------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes (_) No (X)

As of December 15, 2003, the number of shares outstanding of the registrant's common stock is 9,139,620.

                                 GADZOOKS, INC.

                                    FORM 10-Q

                     For the Quarter Ended November 1, 2003


                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of
               November 1, 2003 and February 1, 2003                          3

               Condensed Consolidated Statements of Operations
               for the Third Quarter and Nine Months Ended
               November 1, 2003 and November 2, 2002                          4

               Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended November 1, 2003 and November 2, 2002        5

               Notes to Consolidated Financial Statements                   6-9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               10-21

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                             21

     Item 4.   Controls and Procedures                                       22


PART II.  OTHER INFORMATION                                                22-23

          SIGNATURE PAGE                                                      24

          INDEX TO EXHIBITS                                                   25

PART 1-- FINANCIAL INFORMATION


GADZOOKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)
(UNAUDITED)


                                                        NOVEMBER 1,    FEBRUARY 1,
                                                            2003         2003
                                                        -----------    -----------
ASSETS
Current assets:
    Cash and cash equivalents                            $   1,723      $  20,769
    Accounts receivable                                      1,566          1,321
    Inventory                                               53,204         56,191
    Other current assets                                    12,505          7,137
                                                         ---------      ---------
                                                            68,998         85,418
                                                         ---------      ---------
Leaseholds, fixtures and equipment, net                     35,982         34,824
Other assets                                                   861          4,885
                                                         ---------      ---------
                                                            36,843         39,709
                                                         ---------      ---------
                                                         $ 105,841      $ 125,127
                                                         =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Line of credit                                       $   4,363      $      --
    Accounts payable                                        22,796         26,953
    Accrued expenses and other current liabilities           8,440          7,616
    Income taxes payable                                        --             77
                                                         ---------      ---------
                                                            35,599         34,646
                                                         ---------      ---------

Convertible subordinated notes                              12,650             --
Accrued rent                                                 3,956          4,124
                                                         ---------      ---------
                                                            16,606          4,124
                                                         ---------      ---------
Commitments and contingencies

Shareholders' equity
    Common stock                                                92             92
    Additional paid-in capital                              46,266         44,942
    Retained earnings                                        7,339         41,450
    Treasury stock                                             (61)          (127)
                                                         ---------      ---------
                                                            53,636         86,357
                                                         ---------      ---------
                                                         $ 105,841      $ 125,127
                                                         =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

GADZOOKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                THIRD QUARTER ENDED             NINE MONTHS ENDED
                                             --------------------------    --------------------------
                                             NOVEMBER 1,    NOVEMBER 2,    NOVEMBER 1,    NOVEMBER 2,
                                                2003           2002           2003           2002
                                             -----------    -----------    -----------    -----------
Net sales                                     $  49,190      $  73,734      $ 188,405      $ 228,706
Cost of goods sold including buying,
     distribution and occupancy costs            43,747         56,785        160,028        170,823
                                              ---------      ---------      ---------      ---------
         Gross profit                             5,443         16,949         28,377         57,883

Selling, general and administrative
     expenses                                    18,683         18,360         61,120         56,308
                                              ---------      ---------      ---------      ---------
         Operating income (loss)                (13,240)        (1,411)       (32,743)         1,575

Interest income (expense), net                     (208)            19           (225)            85
                                              ---------      ---------      ---------      ---------
         Income (loss) before income taxes      (13,448)        (1,392)       (32,968)         1,660

Provision (benefit) for income taxes              8,659           (536)         1,144            644
                                              ---------      ---------      ---------      ---------
         Net income (loss)                    $ (22,107)     $    (856)     $ (34,112)     $   1,016
                                              =========      =========      =========      =========

Net income (loss) per share
    Basic                                     $   (2.42)     $   (0.09)     $   (3.73)     $    0.11
                                              =========      =========      =========      =========
    Diluted                                   $   (2.42)     $   (0.09)     $   (3.73)     $    0.11
                                              =========      =========      =========      =========

Weighted average shares outstanding
    Basic                                         9,132          9,132          9,135          9,121
                                              =========      =========      =========      =========
    Diluted                                       9,132          9,132          9,135          9,255
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

                                                                      NINE MONTHS ENDED
                                                                 --------------------------
                                                                 NOVEMBER 1,    NOVEMBER 2,
                                                                    2003           2002
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $(34,112)      $  1,016
   Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
       Loss (gain) on disposal of assets                               (47)           486
       Depreciation and amortization                                 7,197          7,045
       Deferred income taxes                                         1,185             --
       Changes in operating assets and liabilities                  (3,835)       (13,046)
                                                                   -------         ------
NET CASH USED IN OPERATING ACTIVITIES                              (29,612)        (4,499)
                                                                   -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                         (7,060)        (8,663)
       Proceeds from the sale of fixtures                              122             --
       Purchase of short-term investments                               --         (5,957)
       Proceeds from redemption of short-term investments               --          5,957
                                                                   -------         ------
NET CASH USED IN INVESTING ACTIVITIES                               (6,938)        (8,663)
                                                                   -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from line of credit                                 42,068             --
       Repayment of line of credit                                 (37,705)            --
       Proceeds from issuance of convertible subordinated debt      14,000             --
       Debt issue costs                                               (877)            --
       Purchase of treasury stock                                     (102)            --
       Issuance of common stock                                         --            460
       Sale of treasury stock under employee benefit plans             120            181
                                                                   -------         ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           17,504            641
                                                                   -------         ------

Net decrease in cash and cash equivalents                          (19,046)       (12,521)
Cash and cash equivalents at beginning of period                    20,769         14,868
                                                                   -------         ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  1,723       $  2,347
                                                                  ========       ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

Accrued capital expenditures for store fixtures                   $  1,322       $     --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

GADZOOKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of November 1, 2003 and February 1, 2003, and the results of operations and cash flows for the third quarter and nine months ended November 1, 2003 and November 2, 2002. The results of operations for the third quarter and nine months then ended are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated balance sheet as of February 1, 2003 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

         Fiscal year: The Company's fiscal year is the 52- or 53-week period that ends on the Saturday closest to the end of January. "Fiscal 2003" is the 52-week period ending January 31, 2004.

         Stock Option Plans: The following table shows Gadzooks' net income
         (loss) for the quarters and nine months ended November 1, 2003 and November 2, 2002, as if compensation expense for Gadzooks' stock option plans applicable to the Company's employees had been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123 (these pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or cancelled in future years):

                                                               QUARTER ENDED               NINE MONTHS ENDED
                                                        --------------------------    ---------------------------
                                                        NOVEMBER 1,    NOVEMBER 2,    NOVEMBER 1,     NOVEMBER 2,
                                                           2003           2002           2003            2002
                                                        -----------    -----------    -----------     -----------
         PRO FORMA NET INCOME (LOSS):
            (in thousands)
            Reported net income (loss)                   $ (22,107)     $    (856)     $ (34,112)      $   1,016
            Less:  Total stock-based employee
               compensation expense determined
               under fair value based methods for all
               awards, net of related tax effects             (581)          (554)        (1,713)         (1,323)
                                                         ---------      ---------      ---------       ---------
            Pro forma net income (loss)                  $ (22,688)     $  (1,410)     $ (35,825)      $    (307)
                                                         =========      =========      =========       =========
         NET INCOME (LOSS) PER SHARE:
            Basic                                        $   (2.42)     $   (0.09)     $   (3.73)      $    0.11
                                                         =========      =========      =========       =========
            Basic - pro forma                            $   (2.48)     $   (0.15)     $   (3.92)      $   (0.03)
                                                         =========      =========      =========       =========
            Diluted                                      $   (2.42)     $   (0.09)     $   (3.73)      $    0.11
                                                         =========      =========      =========       =========
            Diluted - pro forma                          $   (2.48)     $   (0.15)     $   (3.92)      $   (0.03)
                                                         =========      =========      =========       =========

2.       LONG-TERM DEBT AND CREDIT AGREEMENT

         Long-term debt at November 1, 2003 and February 1, 2003 consisted of the following:

                                                              NOVEMBER 1,      FEBRUARY 1,
                                                                 2003             2003
                                                             ------------     ------------
         5% Convertible Subordinated Notes due
             October 9, 2008, net of unamortized discount
             of $1,349,682                                   $ 12,650,318     $         --
                                                             ------------     ------------
         Less current maturities                                       --               --
                                                             ------------     ------------
                                                             $ 12,650,318     $         --
                                                             ============     ============


         On October 9, 2003, the Company issued $14,000,000 of 5% Convertible Subordinated Notes ("Notes") due October 9, 2008 with interest payable semi-annually commencing April 1, 2004. The Notes, as well as unpaid accrued interest, are convertible at any time at the option of the holder into common stock at a conversion price of $5.00 per share. However, the investors are contractually prohibited from converting Notes into shares of common stock without receiving prior shareholder approval if such issuance of common stock would exceed 20 percent of the Company's outstanding shares of common stock or result in the ownership by any one shareholder of greater than 20 percent of the Company's outstanding shares of common stock. The Company has recorded a beneficial conversion discount of $1,372,000 as a credit to additional paid-in capital based on the difference between the fair value and the conversion price (calculated as the intrinsic value) as of October 9, 2003. The discount will be amortized over a three-year period using the effective interest method. At the option of the Company, the Notes, as well as unpaid accrued interest, may be converted into shares of common stock at any time after April 9, 2005 if the closing price of the Company's common stock is greater than $6.00 for 20 trading days during a 30 consecutive trading day period. At any time after October 9, 2006, the Company has the right to prepay the Notes and the holders have the right to put the Notes back to the Company at the face value of the Notes, plus unpaid accrued interest. As of November 1, 2003, the Notes, and unpaid accrued interest, were convertible into 2,807,778 shares of common stock with a fair value of $18,447,101.

         On April 11, 2003, the Company and Wells Fargo Retail Finance LLC ("Wells Fargo") entered into a three-year $30 million revolving credit agreement (the "Facility"), which is secured by an exclusive and first priority, perfected interest in all assets of the Company. The credit agreement also provides for the issuance of letters of credit that are used in connection with merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit.

         On October 31, 2003, the Company and Wells Fargo entered into an amendment of the three-year $30 million revolving line of credit agreement. This amendment temporarily increased the Facility to a maximum of $35 million through December 31, 2003, adjusted certain other terms of the Facility, which effectively increased the Company's borrowing capacity under the line, and imposed specific covenants. The covenants imposed by the amendment require minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum accounts payable balances and a capital infusion of not less than $7.5 million. The EBITDA and accounts payable balance covenants become effective only in the event of a measurement event as defined by the amendment. If the Company breaches any of the covenants, the line maximum reverts back to $30 million and the terms of the original Facility are immediately restored. At November 1, 2003, the Company was in compliance with all covenants under the Facility. As of November 1, 2003, amounts available to borrow under the amended credit line, as limited as described above, by the outstanding line balance of $4.4 million and by outstanding letters of credit of $13.6 million, totaled $15.2 million. The weighted average interest rate for the quarter ended November 1, 2003 on these borrowings was 4.48%.

3.       DEFERRED TAX ASSETS

         The Company recognized a valuation allowance of $8.7 million to reduce its deferred tax assets during the third quarter ending November 1, 2003, as a result of continued same store sales declines since its conversion to an all-female concept and a $13.2 million operating loss in the third quarter of fiscal 2003. In addition, the Company did not record a tax benefit for its third quarter operating loss, nor does it anticipate recording any tax benefit associated with operating losses in the foreseeable future. At November 1, 2003, the Company has tax receivables and deferred tax assets totaling $5.6 million, net of the valuation allowance, representing the amount of the current year estimated operating loss that can be carried back to prior years' taxable income to obtain a tax refund.

4.       EARNINGS PER SHARE

         The following table outlines the Company's calculation of weighted average shares outstanding (in thousands):

                                                 QUARTER ENDED                 NINE MONTHS ENDED
                                        ---------------------------     ---------------------------
                                        NOVEMBER 1,     NOVEMBER 2,     NOVEMBER 1,     NOVEMBER 2,
                                           2003            2002            2003            2002
                                        -----------     -----------     -----------     -----------
         Weighted average common
            shares outstanding (basic)     9,132           9,132           9,135           9,121

         Effect of dilutive options           --              --              --             134
                                           -----           -----           -----           -----
         Weighted average common
            shares outstanding
            (diluted)                      9,132           9,132           9,135           9,255
                                           =====           =====           =====           =====

         The treasury stock method is used to determine dilutive potential common shares outstanding related to stock options. Options, that are antidilutive, are not considered in the treasury stock method calculation. Options excluded from the earnings per share calculation due to their antidilutive nature totaled 1,604,651 and 1,309,980 for the quarters ended November 1, 2003 and November 2, 2002; and 1,604,651 and 772,729 for the nine months ended November 1, 2003 and November 2, 2002, respectively. The Company had $14.0 million in convertible debt, plus unpaid accrued interest outstanding for the quarter and nine months ended November 1, 2003, which was convertible into 2,807,778 shares of common stock (see Note 2). These shares have been excluded from the earnings per share calculation for the quarter and nine months ended November 1, 2003 due to their anti-dilutive effect under the if-converted method.

5.       STORE CLOSING COSTS

         During the third quarter of fiscal 2003, the Company closed 12 stores that had been identified as under-performing, for a total of 25 stores closed during the nine months ended November 1, 2003. The total costs incurred as a result of the store closings and lease termination agreements totaled $209,000 and $2.9 million for the quarter and nine months ended November 1, 2003, respectively. These costs, primarily composed of lease termination costs, are included in selling, general and administrative expenses.

6.       INVENTORY LIQUIDATION COSTS

         The Company entered into an agreement with a consulting firm to help with the complete liquidation of its men's inventory. Under the terms of the agreement, the Company reimbursed the firm for certain operating costs and paid the firm a portion of the sales proceeds based on certain specified levels of sales performance as defined in the contract. All amounts paid to the firm or accrued under the contract were contingent upon the firm's ability to meet certain minimum levels of sales performance. A total of $3.0 million was recorded as selling, general and administrative expenses during the first half of the year pursuant to this agreement. As of August 2, 2003, the men's inventory liquidation was completed; therefore, no additional costs will be incurred pursuant to the agreement.

7.       LIQUIDITY

         The Company converted its Gadzooks stores to an all-female concept in July 2003. During the transition phase, the Company has generated significant operating losses primarily as a result of continued same store sales declines. However, without a substantial improvement in the operating results of business, the Company may not be able to fund its future operations without further infusions of capital. Accordingly, Gadzooks is considering all available alternatives to address its liquidity concerns, including but not limited to, implementing aggressive promotional strategies to increase inventory turn and seeking additional funding. The Company is currently meeting its cash requirements through proceeds from its recent offering of convertible subordinated notes and its revolving line of credit, which are discussed in Note 2. At December 15, 2003, the available borrowing capacity under the revolving line of credit totaled approximately $2.8 million.

         The Company's ability to fund its future operations and expenditures will depend upon its access to funding, including its ability to access the capital markets and its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. There can be no assurance (i) that additional funding will become available to the Company on either a short term or long term basis, (ii) that the terms of any additional funding would not be materially adverse to the Company including substantial interest rates, the imposition of restrictive covenants, the pledging of assets, the sale of assets, the dilution of existing stockholders' interest or otherwise, or (iii) that the Company will not be required to consider reductions in capital and other expenditures, the sale of assets or other strategic alternatives, including a potential reorganization under Chapter 11 of the U.S. bankruptcy code.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

Gadzooks is a mall-based specialty retailer of casual clothing, accessories and shoes for young women, principally between the ages of 16 and 22. Historically, the Company has catered to the clothing needs of both young men and women. The conversion of the Gadzooks stores to an all-female merchandise assortment took place in July 2003. In the second half of fiscal 2001, the Company began testing a new retail concept with the opening of four Orchid stores. The Orchid concept caters to the innerwear and sleepwear needs of females between the ages of 14 and 22. As of November 1, 2003, the Company had closed 24 Gadzooks stores and one Orchid store since the beginning of the fiscal year and operated 411 Gadzooks stores and three Orchid stores for a total of 414 stores in 41 states.

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

DEFERRED TAX ASSETS. Deferred income taxes are provided on the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and the tax basis of assets and liabilities using presently enacted tax rates. The Company reviewed its deferred tax assets for realization and recognized a valuation allowance of $8.7 million to reduce its deferred tax assets during the third quarter ending November 1, 2003, as a result of a $13.2 million operating loss in the third quarter of fiscal 2003 and continued same store sales declines since its conversion to an all-female concept. In addition, the Company did not record a tax benefit for its third quarter operating loss, nor does it anticipate recording any tax benefit associated with operating losses in the foreseeable future. At November 1, 2003, the Company has tax receivables and deferred tax assets totaling $5.6 million, net of the valuation allowance, representing the amount of the current year estimated operating loss that can be carried back to prior years' taxable income to obtain a tax refund.

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

CONVERSION TO ALL-FEMALE MERCHANDISE ASSORTMENT

The conversion of all Gadzooks stores to an all-female merchandise assortment took place in July 2003. The Company has experienced and expects to continue to experience an operating loss during the transition phase in fiscal 2003. Although it is not possible to predict all the costs associated with the transition, the Company does plan to spend at least $2.0 million to $2.5 million in fiscal 2003 to market the new concept, of which $2.0 million has been spent through November 1, 2003. The Company hired a consulting firm to help with the liquidation of its men's inventory. Under the terms of the agreement, the Company reimbursed the firm for certain operating costs and paid the firm a portion of the sales proceeds based on certain specified levels of sales performance as defined in the contract. A total of $3.0 million was recorded as selling, general and administrative expenses during the first half of the year pursuant to this agreement. As of August 2, 2003, the men's inventory liquidation was completed; therefore, no additional costs will be incurred pursuant to this agreement. No assurance can be given that the conversion will be successful, or that the Company will return to profitability.


STORE CLOSINGS

The Company has closed 24 Gadzooks stores in fiscal 2003. The Company is also pursuing the closure of up to 15 additional under-performing stores during the remainder of fiscal 2003. In addition to the Gadzooks closings, the Company closed one Orchid store during the third quarter and replaced it with a more suitably sized location in another mall. The costs associated with closing these stores, including, but not limited to, lease termination costs and employee severance, is expected to be between $2.9 million and $3.5 million in the aggregate, of which $2.9 million has been incurred through November 1, 2003. Costs and expenses associated with store closures are recognized at the time the liability is incurred. No assurance can be given, however, that these stores will be closed during fiscal 2003, that additional stores will not be closed during fiscal 2003 or that the costs related to closing stores will not exceed the range provided.

RESULTS OF OPERATIONS

The third quarter ended November 1, 2003 compared to the third quarter ended November 2, 2002.

     Net sales

Net sales decreased approximately $24.5 million, or 33.2 percent, to $49.2 million during the third quarter of fiscal 2003 from $73.7 million during the comparable quarter of fiscal 2002. The total Company sales decrease was due to a comparable store sales decrease of $22.1 million and a sales decrease of $2.6 million due to closed stores, partially offset by $123,000 of sales from the three new stores not yet included in the comparable store sales base. Comparable store sales decreased 31.4 percent for the third quarter of fiscal 2003. Sales by category in the average store changed as follows versus the prior year quarter: accessories - increased by 68 percent; shoes - increased by 66 percent; apparel - increased by 43 percent; and men's merchandise - decreased by 99 percent. The decrease in comparable store sales is attributed to the conversion to an all-female merchandise assortment and a difficult retail environment. The Company's average transaction size decreased 11.1 percent, and the number of transactions per average store decreased by 21.3 percent.

Comparable store sales for fiscal November 2003 decreased by 28.1 percent from the prior year. No assurance can be given that comparable store sales will improve.

     Gross profit

Gross profit decreased approximately $11.5 million to $5.4 million during the third quarter of fiscal 2003 from $16.9 million during the comparable quarter of fiscal 2002. As a percentage of net sales, gross profit decreased 11.9 percentage points to 11.1 percent from 23.0 percent for the comparable quarter of last year. Merchandise margins as a percentage of sales declined 3.0 percent from the prior year. This decrease is attributable to increased markdown activity during the period. Occupancy costs as a percentage of sales increased by 7.7 percent, and buying and distribution costs as a percentage of sales increased by 1.2 percent. The increase in occupancy costs (which are relatively fixed in nature) and buying and distribution costs as a percentage of sales was due to the negative leverage effect of the comparable store sales decrease.

     Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") increased approximately $0.3 million to $18.7 million during the third quarter of 2003 from $18.4 million during the comparable quarter of fiscal 2002. The aggregate increase in SG&A is primarily attributable to lease termination costs of $209,000 and additional advertising and marketing expenses of $1.0 million related to the transition to an all female merchandise assortment. These costs were offset in part by a reduction in payroll costs. As a percentage of net sales, SG&A increased by 13.1 percentage points to 38.0 percent during the third quarter of fiscal 2003 from 24.9 percent during the third quarter of last year. The increase in the SG&A percentage was due primarily to negative leverage from the comparable store sales decrease, and to a lesser extent, the increase in advertising and marketing costs related to the transition.

     Interest

The Company recorded $208,000 in net interest expense during the third quarter of fiscal 2003 compared to $19,000 in net interest income in the comparable period of last year. The change is due primarily to an increase in the amounts borrowed under the credit facility and, to a lesser extent, interest on the notes issued in the latter part of the third quarter and increased letter of credit activity.

     Income taxes

The provision for income taxes increased approximately $9.2 million to $8.7 million during the third quarter of fiscal 2003 compared to a $536,000 tax benefit during the comparable quarter of fiscal 2002. The increase in the provision is due to the Company's recognition of a valuation allowance of $8.7 million to reduce its deferred tax assets during the third quarter ended November 1, 2003, as a result a $13.2 million operating loss in the third quarter of fiscal 2003 and continued same store sales declines since its conversion to an all-female concept. In addition, the Company did not record a tax benefit for its third quarter operating loss, nor does it anticipate recording any tax benefit associated with operating losses in the foreseeable future. At November 1, 2003, the Company has tax receivables and deferred tax assets totaling $5.6 million, net of the valuation allowance, representing the amount of the current year estimated operating loss that can be carried back to prior years' taxable income to obtain a tax refund.

The nine months ended November 1, 2003 compared to the nine months ended November 2, 2002

     Net sales

Net sales decreased approximately $40.3 million, or 17.6 percent, to $188.4 million during the first nine months of fiscal 2003 from $228.7 million during fiscal 2002. The total Company sales decrease for the first nine months of fiscal 2003 was attributable to a comparable store sales decrease of $37.6 million, or 17.0 percent, and a sales decrease of $4.5 million due to closed stores, partially offset by $1.8 million of sales for the new stores not yet included in the comparable store sales base. The Company experienced comparable store sales increases in all its major categories except men's merchandise, which has now been completely liquidated as a result of the Company's transition to an all-female merchandise assortment. The Company's average transaction size decreased by 8.3 percent, and the number of transactions per average store decreased by 8.3 percent.

     Gross profit

Gross profit decreased approximately $29.5 million to $28.4 million during the first nine months of fiscal 2003 from $57.9 million during the comparable nine months of fiscal 2002. As a percentage of net sales, gross profit decreased 10.2 percentage points to 15.1 percent from 25.3 percent for the comparable nine months of last year. Merchandise margins as a percentage of sales were 6.2 percent lower than the prior year. This decrease is primarily attributable to the liquidation of the men's inventory and increased markdown activity in the junior category during the period. Additionally, there was a 3.3 percent increase in occupancy costs as a percentage of sales and a 0.6 percent increase in buying and distribution costs as a percentage of sales. The increase in occupancy, buying and distribution costs as a percentage of sales was due primarily to the negative leverage effect of the comparable store sales decrease.

     Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $4.8 million to $61.1 million during the first nine months of 2003 from $56.3 million during the comparable nine months of fiscal 2002. The aggregate increase in SG&A is primarily attributable to costs of $3.0 million associated with the liquidation of the men's merchandise, lease termination costs of $2.9 million and additional advertising and marketing expenses of $2.0 million related to the transition offset in part by a reduction in payroll costs, a gain on sale of assets and a reduction in inventory services costs. As a percentage of net sales, SG&A increased 7.8 percent to 32.4 percent during the first nine months of fiscal 2003 from 24.6 percent during the comparable nine months of last year. The increase in the SG&A percentage is a result of the negative leverage effect of the comparable store sales decrease, costs associated with the liquidation of the men's merchandise, lease termination costs and the increase in advertising and marketing costs related to the transition.

     Interest

The Company recorded $225,000 in net interest expense during the first nine months of fiscal 2003 compared to $85,000 in net interest income in the comparable period of last year. The change is due primarily to an increase in the amounts borrowed under the credit facility, and to a lesser extent, interest on the notes issued in the latter part of the third quarter, increased letter of credit activity and lower average cash balances.

     Income taxes

The provision for income taxes increased approximately $500,000 to $1.1 million during the first nine months of fiscal 2003 from $644,000 during the comparable nine months of fiscal 2002. The increase in the provision is due to the recognition of a valuation allowance of $8.7 million to reduce the Company's deferred tax assets during the third quarter of fiscal 2003. In addition the Company did not record a tax benefit for its third quarter operating loss, nor does it anticipate recording any tax benefit associated with operating losses in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     General

The Company is currently meeting its cash requirements through proceeds from its recent offering of convertible subordinated notes and its line of credit. However, without a substantial improvement in the operating results of the business, the Company may not be able to fund its future operations without further infusions of capital. Accordingly, Gadzooks is considering all available alternatives to address its liquidity concerns, including, but not limited to, implementing aggressive promotional strategies to increase inventory turns and seeking additional funding.

The Company's ability to fund its future operations and expenditures will depend upon its access to funding, including its ability to access the capital markets and its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. There can be no assurance (i) that additional funding will become available to the Company on either a short term or long term basis, (ii) that the terms of any additional funding would not be materially adverse to the Company including substantial interest rates, the imposition of restrictive covenants, the pledging of assets, the sale of assets, the dilution of existing stockholders' interest or otherwise, or (iii) that the Company will not be required to consider reductions in capital and other expenditures, the sale of assets or other strategic alternatives, including a potential reorganization under Chapter 11 of the U.S. bankruptcy code.

     Cash Flows

At November 1, 2003, cash and cash equivalents were $1.7 million, a decrease of $19.0 million since February 1, 2003. The primary uses of cash were a net loss before depreciation, amortization and income tax valuation allowance of $25.7 million, capital expenditures of $7.1 million and net working capital changes of $3.8 million partially offset by net proceeds from issuance of long-term debt of $13.1 million and a net line of credit advance of $4.4 million.

     Long-Term Debt and Credit Agreement

On October 9, 2003, the Company issued $14,000,000 of 5% Convertible Subordinated Notes ("Notes") due October 9, 2008 with interest payable semi-annually commencing April 1, 2004. The Notes, as well as unpaid accrued interest, are convertible at any time at the option of the holder into common stock at a conversion price of $5.00 per share. However, the investors are contractually prohibited from converting Notes into shares of common stock without receiving prior shareholder approval if such issuance of common stock would exceed 20 percent of the Company's outstanding shares of common stock or result in the ownership by any one shareholder of greater than 20 percent of the Company's outstanding shares of common stock. The Company has recorded a beneficial conversion discount of $1,372,000 as a credit to additional paid-in capital based on the difference between the fair value and the conversion price (calculated as the intrinsic value) as of October 9, 2003. The discount will be amortized over a three-year period using the effective interest method. At the option of the Company, the Notes, as well as unpaid accrued interest, may be converted into shares of common stock at any time after April 9, 2005 if the closing price of the Company's common stock is greater than $6.00 for 20 trading days during a 30 consecutive trading day period. At any time after October 9, 2006, the Company has the right to prepay the Notes and the holders have the right to put the Notes back to the Company at the face value of the Notes, plus unpaid accrued interest. As of November 1, 2003, the

Notes, and unpaid accrued interest, were convertible into 2,807,778 shares of common stock with a fair value of $18,447,101.

On April 11, 2003, the Company and Wells Fargo Retail Finance LLC ("Wells Fargo") entered into a three-year $30 million revolving credit agreement (the "Facility"), which is secured by an exclusive and first priority, perfected interest in all assets of the Company. The credit agreement also provides for the issuance of letters of credit that are used in connection with merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit.

On October 31, 2003, the Company and Wells Fargo entered into an amendment of the three-year $30 million revolving line of credit agreement. This amendment temporarily increased the Facility to a maximum of $35 million through December 31, 2003, adjusted certain other terms of the Facility, which effectively increased the Company's borrowing capacity under the line, and imposed specific covenants. The covenants imposed by the amendment require minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum accounts payable balances and a capital infusion of not less than $7.5 million. The EBITDA and accounts payable balance covenants become effective only in the event of a measurement event as defined by the amendment. If the Company breaches any of the covenants, the line maximum reverts back to $30 million and the terms of the original Facility are immediately restored. At November 1, 2003, the Company was in compliance with all covenants under the Facility. As of November 1, 2003, amounts available to borrow under the amended credit line, as limited as described above, by the outstanding line balance of $4.4 million and by outstanding letters of credit of $13.6 million, totaled $15.2 million. The weighted average interest rate for the quarter ended November 1, 2003 on these borrowings was 4.48%. At December 15, 2003, the current availability on the Facility totaled approximately $2.8 million.

     Factoring

We believe that the majority of our merchandise vendors either enter into factoring arrangements whereby factors purchase the vendor's invoices, or enter into agreements with factors to insure the payment of their invoices. This financing mechanism allows Gadzooks' vendors to receive payment in a shorter period of time. Certain of these factors have modified the terms of agreements with some of Gadzooks' vendors and are accelerating the due dates for payments by us, requiring us to provide standby letters of credit or refusing to approve shipments altogether. We believe that these factors may continue to materially modify our payment terms until our results of operations improve. Further material modifications by factors could materially adversely affect our ability to obtain new inventory, meet our cash requirements and maintain necessary liquidity going forward.

     Conversion to All-Female Merchandise Assortment

The conversion of all Gadzooks stores to an all-female merchandise assortment took place in July 2003. The Company has experienced and expects to continue to experience an operating loss during the transition phase in fiscal 2003. Although it is not possible to predict all of the costs associated with the transition, the Company plans to spend at least $2.0 million to $2.5 million in fiscal 2003 to market the new concept, of which $2.0 million has been spent through November 1, 2003. The Company hired a consulting firm to help with the liquidation of its men's inventory. Under the terms of the agreement, the Company reimbursed the firm for certain operating costs and paid the firm a portion of the sales proceeds based on certain specified levels of sales performance as defined in the contract. A total of $3.0 million was recorded as selling, general and administrative expenses during the first half of the year pursuant to this agreement. As of August 2, 2003, the men's inventory liquidation was completed; therefore, no additional costs will be incurred pursuant to this agreement. No assurance can be given that the conversion will be successful, or that the Company will return to profitability.

     Store Closings

The Company has already closed 24 Gadzooks stores in fiscal 2003. The Company is also pursuing the closure of up to 15 additional under-performing stores during the remainder of fiscal 2003. In addition to the Gadzooks closings, the Company closed one Orchid store during the third quarter and replaced it with a more suitably sized location in another mall during the fourth quarter. The costs associated with closing these stores, including, but not limited to, lease termination costs and employee severance, is expected to be between $2.9 million and $3.5 million in the aggregate, of which $2.9 million has been spent through November 1, 2003. Costs and expenses associated with store closures will be recognized at the time the liability is incurred. No assurance can be given, however, that these stores will be closed during fiscal 2003, that additional stores will not be closed during fiscal 2003 or that the costs related to the closing of the stores will not exceed the range provided.

     Capital Expenditures

The Company anticipates capital expenditures of $1.6 million to $1.9 million (including the $1.3 million accrued capital expenditures for the third quarter) for the remainder of fiscal 2003 to pay for fixtures related to the conversion to an all-female concept and the relocation/remodeling of two stores.

     Risk Factors

In addition to the other information included in this report, the following risk factors should be considered in evaluating our business and future prospects.

We may not realize the increase in female business anticipated by converting to an all female merchandise assortment.

In July 2003 we converted our Gadzooks stores to an all-female merchandise assortment. Although we believe that the conversion will have a positive impact on our business due to our historical performance and expertise in the junior's category, we cannot assure you that sales and operating results will increase as planned or that the conversion will be successful. If the anticipated increase in female business does not occur as planned, our sales and operating results will suffer.

We have had significant fluctuations in comparable store sales results.

Our comparable store sales results have varied significantly due to a variety of factors, including economic conditions, fashion trends, the retail sales environment, competition, sourcing and distribution of products and our ability to execute our business strategy efficiently. The liquidation of our men's inventory and subsequent change to an all-female merchandise assortment has caused unusual fluctuations in comparable store sales results particularly in fiscal 2003. Our comparable store sales results were (10.6)%, (9.9)% and (31.4)% in the first, second and third quarters of fiscal 2003, respectively, (2.2)%, (3.3)%, (5.1)% and (3.1)% in the first, second, third and fourth quarters of fiscal 2002, respectively, and (4.6)%, (8.9)%, (3.2)% and (3.9)% in the first, second, third and fourth quarters of fiscal 2001, respectively. If our comparable store sales results continue to fluctuate, it may cause our stock price to be volatile.

The financing mechanisms used by certain vendors could result in changes in our payment obligations, which could adversely affect our liquidity.

We believe that the majority of our merchandise vendors either enter into factoring arrangements whereby factors purchase the vendor's invoices, or enter into agreements with factors to insure the payment of their invoices. This financing mechanism allows Gadzooks' vendors to receive payment in a shorter period of time. Certain of these factors have modified the terms of agreements with some of Gadzooks' vendors and are accelerating the due dates for payments by us, requiring us to provide standby letters of credit or refusing to approve shipments altogether. We believe that these factors may continue to materially modify our payment terms. Further material modifications by factors could materially adversely affect our ability to obtain new inventory, meet our cash requirements and maintain necessary liquidity going forward.

If our sales continue to decline, our business, financial condition, results of operations and liquidity may suffer.

Comparable store sales for November, October and September of fiscal 2003 decreased by 28.1 percent, 26.6 percent and 32.5 percent from the prior year, respectively. In addition, we have generated operating losses of $32.7 million for the first nine months of fiscal 2003 and expect to report an operating loss for the year as a whole. No assurance can be given that comparable store sales will improve. Continuing declines in comparable store sales or continuing operating losses could have a material adverse effect on our business, financial condition, results of operations and liquidity.

In addition, we have tax receivables and deferred tax assets totaling approximately $5.6 million, net of the valuation allowance, as of November 1, 2003. Due to our same store sales declines since conversion to an all-female concept, we recognized a valuation allowance of approximately $8.7 million to reduce our deferred tax assets during our third quarter ending November 1, 2003. In addition, we do not anticipate recording any tax benefit associated with operating losses in the foreseeable future.

Any failure to meet our debt obligations could harm our business.

If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to seek alternatives to address our liquidity concerns, including seeking additional equity or debt capital, restructuring our debt or a potential reorganization under Chapter 11 of the U.S. bankruptcy code. In addition, any failure to make scheduled payments of interest and principal on any of our indebtedness could harm our ability to incur additional indebtedness on acceptable terms. We cannot assure you that our cash flow and capital resources will be sufficient for payment of interest and principal on our debt in the future or that any such alternative methods would be successful or would permit us to meet our debt obligations.

We have substantial debt obligations that could restrict our operations.

We have substantial indebtedness. As of December 15, 2003, our outstanding debt was approximately $32.2 million. Our substantial indebtedness could have adverse consequences, including the following: increasing our vulnerability to adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and limiting our ability to borrow additional funds.

Our debt service requirements will require the use of a portion of our operating cash flow to pay interest on our debt instead of other corporate purposes. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to seek alternatives to address our liquidity concerns, including seeking additional equity or debt capital, restructuring our debt or a potential reorganization under Chapter 11 of the U.S. bankruptcy code. We cannot assure you that our cash flow and capital resources will be sufficient for payment of interest on and principal of our debt in the future, or that any such alternative measures would be successful or would permit us to meet scheduled debt service obligations. Any failure to meet our debt obligations could harm our business, profitability and growth prospects.

If we are unable to successfully anticipate changes in fashion trends, our business, sales and image could suffer.

Gadzooks' profitability is largely dependent upon our ability to anticipate the fashion tastes of our customers and to provide merchandise and brands that appeal to their preferences in a timely manner. The fashion tastes of our customers may change frequently. Our failure to anticipate, identify or react appropriately to changes in styles, trends or brand preferences could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on our operating results, comparable store sales results, liquidity and our image with our customers.

If we are unable to successfully anticipate fashion trends with our private label merchandise, our business, financial condition, results of operations and liquidity may suffer.

Sales from private label merchandise, including merchandise designed and sourced by Gadzooks under the Candie's label, accounted for approximately 17% and 13% of net sales in fiscal 2002 and fiscal 2001, respectively. We expect to increase the percentage of net sales in private label merchandise in the future, although there can be no assurance that we will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because our private label merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse affect on our business, financial condition, results of operations and liquidity.

Competition in the teen retailing market is intense and could reduce our profitability, sales and liquidity.

We operate in a highly competitive environment, which has experienced aggressive growth in the number of competitors, the number of stores and the amount of square footage dedicated specifically to teen retailing. We currently compete with traditional and department stores, with national specialty chains such as Old Navy and certain divisions of The Limited, with numerous other teen retailers, such as American Eagle Outfitters, The Buckle, Pacific Sunwear, Abercrombie & Fitch, Charlotte Russe, Forever 21, Wet Seal and Hot Topic, with smaller chains and local specialty stores, and to a lesser extent, with mass merchandisers and companies providing shopping sites via the internet. Many of these competitors are larger and have substantially greater resources than Gadzooks. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices and/or increase our advertising expenses. Increased competition could have a material adverse effect on our profitability, sales and liquidity.

If our key vendors are unable to adequately supply us with our desired merchandise on acceptable terms, our business and sales may suffer.

Our business depends on our ability to purchase current season, brand name apparel in sufficient quantities at competitive prices. The inability or failure of key vendors to supply us with adequate quantities of desired merchandise, the loss of one or more key vendors or a material change in our current purchase terms could have a material adverse effect on our business and liquidity. Many of our smaller vendors have limited resources, production capacities and operating histories, and many have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. During our 2002 fiscal year, no single vendor accounted for more than 10% of our merchandise purchases.

Depressed economic conditions or a decrease in mall traffic could adversely affect our growth, sales, liquidity and profitability.

Certain economic conditions affect the level of consumer spending on merchandise we offer, including business conditions, interest rates, taxation and consumer confidence in future economic conditions. If the demand for apparel and related merchandise by our female customers declines, our business, comparable store sales results, results of operations and liquidity would be materially and adversely affected. Although we advertise on our website, through e-mail blasts and to a limited extent in national magazines through cooperative agreements with certain of our vendors, our stores rely principally on mall traffic for customers. Therefore, we are dependent upon the continued popularity of malls as a shopping destination and the ability of mall anchor tenants and other attractions to generate customer traffic for our stores. A decrease in mall traffic or a decline in economic conditions in the markets in which our stores are located would adversely affect our growth, net sales, comparable store sales results, liquidity and profitability.

Any disruption in our distribution facility or growth beyond its capabilities could cause our business and financial condition to suffer.

Our distribution functions for all our stores are handled from a single facility in Carrollton, Texas. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our distribution center will be adequate to support our anticipated future growth.

If our quarterly results fluctuate significantly, the price of our common stock may be volatile.

Our quarterly results of operations may fluctuate materially depending on, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, shifts in timing of certain holidays and changes in our merchandise mix. Our business is also subject to seasonal influences, with heavier concentrations of sales during the Christmas holiday, back-to-school and spring break seasons. We have experienced quarterly losses for each of the past four consecutive quarters and are likely to experience such losses in the future, especially during the conversion to an all-female merchandise assortment. Because of these fluctuations in net sales and net income, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter. It is also possible that in future quarters our operating results will fall below our expectations or the expectations of market analysts or investors. If we do not meet these expectations, the price of our common stock may decline significantly.

Declines in tourism and mall traffic resulting from threats of, concerns about and terrorist attacks could result in decreased sales.

As a result of the war in Iraq and the lingering effects of the attacks on September 11, 2001, security has been heightened in public areas, including the regional shopping malls where our stores are located. Any further threat of terrorist attacks or actual terrorist events could lead to lower customer traffic in regional shopping malls. The decline in tourism has also had a negative impact on stores located in Florida. A continued decline in tourism in this market could have a material effect on our sales, profitability and liquidity. In addition, local authorities or mall management could close regional shopping malls in response to any immediate security concern. For example, on September 11, 2001, substantially all our stores were closed early due to closure of the malls in response to the terrorist attacks. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales that would have a material adverse effect on our business, financial condition, results of operations and liquidity.

If we lose key employees on whom we depend, or are unable to attract additional qualified personnel, our business could suffer.

Our success depends largely on the efforts and abilities of senior management. The loss of the services of any member of senior management could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our existing management team will be able to manage Gadzooks or our growth or that we will be able to retain current and attract additional qualified personnel as needed in the future.

If the market price of our common stock fluctuates significantly, you could lose all or part of your investment.

The market price of our common stock has fluctuated substantially since our initial public offering in October 1995. Our common stock is quoted on The Nasdaq Stock Market, which has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of the common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, our comparable store sales results, announcements by other apparel retailers, the overall economy and the condition of the financial markets could cause the price of our common stock to fluctuate substantially. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company and these fluctuations could materially reduce our stock price.

If we are unable to satisfy Nasdaq listing criteria, there may no longer be an active trading market for our common stock.

Gadzooks' ability to remain listed on the Nasdaq National Market depends on our ability to satisfy applicable Nasdaq criteria including our ability to maintain a minimum bid price per share of $1.00. If our stock price continues to decline and we are unable to continue to satisfy this and other criteria, Nasdaq may begin procedures to remove our common stock from the Nasdaq National Market. If we are delisted from the Nasdaq National Market, an active trading market for Gadzooks' common stock may no longer exist.

We have implemented anti-takeover provisions that may discourage a change of control.

Our Restated Articles of Incorporation and Bylaws contain provisions that may have the effect of delaying, deterring or preventing a takeover of Gadzooks that shareholders may consider to be in their best interests. Our Restated Articles of Incorporation and Bylaws provide for a classified board of directors serving staggered terms of three years, the prohibition of shareholder action by written consent in certain circumstances and certain "fair price provisions." Additionally, the board of directors has the authority to issue up to 1,000,000 shares of preferred stock having such rights, preferences and privileges as designated by the board of directors without shareholder approval. We also have a Shareholder Rights Plan, which is intended to deter an unfriendly takeover of Gadzooks and to help ensure that current shareholders receive fair value upon the sale of their stock to another party seeking control of Gadzooks. These provisions and the rights plan may have the effect of discouraging takeovers, even if the change of control might be beneficial to our shareholders.

Our discretion in some matters is limited by our credit facility restrictive covenants, and any default on our debt agreements could harm our business, profitability and growth prospects.

Our credit facility contains a number of covenants that limit the discretion of our management with respect to certain business matters. The credit facility covenants, among other things, restrict our ability to:

     o    incur additional indebtedness;

     o    declare or pay dividends or other distributions;

     o    create liens;

     o    make certain investments or acquisitions;

     o    enter into mergers and consolidations;

     o    make sales of assets; and

     o    engage in certain transactions with affiliates.

The occurrence of an event of default under the agreements governing our debt would permit acceleration of the related debt, which could harm our business, profitability and growth prospects.

Certain shareholders own a significant amount of our stock, giving them influence over certain corporate matters.

Liberty Wanger Asset Management, L.P., or Liberty, which controls shares held by Liberty Acorn Fund and Evergreen Investment Management Company, or Evergreen, which controls shares held by Evergreen Special Values Fund currently own 13.2% and 7.7%, respectively, of our outstanding common stock. Liberty Acorn Fund and Evergreen Special Values Fund each participated in our recent private placement of convertible subordinated notes. Assuming conversion of the notes into common stock, Liberty and Evergreen would beneficially own additional shares of common stock and could influence certain corporate matters. The investors in the private placement are contractually prohibited from converting notes into shares of common stock without receiving prior shareholder approval if such issuance of common stock would exceed 20% of our outstanding shares of common stock or result in the ownership by any one shareholder of greater than 20% of our outstanding shares of common stock. Upon the conversion of the entire principal balance of the notes into shares of common stock, following shareholder approval, Liberty and Evergreen would beneficially own in the aggregate approximately 20.1% and 12.4% of our outstanding shares of common stock, respectively. Prior to receiving shareholder approval, if the maximum allowable principal amount of the notes are converted into shares of common stock, Liberty and Evergreen would beneficially own in the aggregate approximately 18.1% and 11.0% of our outstanding shares of common stock, respectively. Accordingly, these shareholders may be able to substantially influence the outcome of shareholder votes and otherwise have influence over our business. The interests of these investors may differ from other investors.

Shareholders may experience dilution of their investment.

As a result of our efforts to raise additional capital, our shareholders may experience dilution of their investment due to the additional number of shares of our common stock in the public market. This dilution could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock. Assuming we receive shareholder approval for the issuance of shares over 20% of our shares outstanding and the conversion of the principal balance of the notes into 2,800,000 shares, we will have 11,939,620 shares of common stock outstanding, which represents an increase of 30.6% over the 9,139,620 shares outstanding as of December 12, 2003. In addition, you may experience further dilution if interest accrues on the notes and is subsequently converted into shares of common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of Gadzooks. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "will," "believe" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in, or incorporated into, this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements and include, among other things, statements relating to:

     o    cash flow, anticipated liquidity and prospects for growth;

     o    operating costs and other expenses;

     o    store closings and costs associated therewith;

     o    the transition of our business to an all-female concept; and

     o    the amount, nature and timing of capital expenditures.

These forward-looking statements are based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report, including the risks outlined under "Risk Factors" will be important in determining future results. Actual future results may vary materially from those reflected in our forward-looking statements. Because of these factors, we caution that investors should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges, or for purposes "other than trading" instruments that are likely to expose the Company to market risk, whether it be from interest rate, foreign currency exchange, commodity price or equity price risk. The Company has entered into no forward or futures contracts, purchased no options and entered into no swaps.

The Company's primary market risk exposure is that of interest rate risk. Total outstanding borrowings under our credit agreement at November 1, 2003 were $4.4 million. Interest rates on amounts outstanding on the credit facility are based on Wells Fargo's prime rate or LIBOR. The weighted-average interest rate for the quarter ended November 1, 2003 on these borrowings, was 4.48%. A change in LIBOR, or the prime rate as set by Wells Fargo, would affect the rate at which the Company could borrow funds under its credit facility.

CONTROLS AND PROCEDURES

Gadzooks' management, with the participation of our Chairman of the Board and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective (a) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
(b) include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting going forward.

PART II - OTHER INFORMATION

Item 1.   Legal proceedings. None.

Item 2.   Change in Securities and Use of Proceeds.

          On October 9, 2003, we completed a private placement of $14,000,000 of 5% Convertible Subordinated Notes (the "Notes") due October 9, 2008, with interest payable semi-annually commencing April 1, 2004. The Notes were sold to several accredited investors. The Notes, as well as unpaid accrued interest, are convertible at any time at the option of the holder into common stock at a conversion price of $5.00 per share. However, the investors are contractually prohibited from converting Notes into shares of common stock without receiving prior shareholder approval if such issuance of common stock would exceed 20 percent of our outstanding shares of common stock or result in the ownership by any one shareholder of greater than 20 percent of our outstanding shares of common stock. At the option of the Company, the Notes, as well as unpaid accrued interest, may be converted into shares of common stock at any time after April 9, 2005 if the closing price of the Company's common stock is greater than $6.00 for 20 trading days during a 30 consecutive trading day period. At any time after October 9, 2006, Gadzooks has the right to prepay the Notes and the holders have the right to put the Notes back to the Company at the face value of the Notes, plus unpaid accrued interest. We received net proceeds of approximately $13.1 million, which are being used for working capital and general corporate purposes. The placement agent for the private placement was SunTrust Robinson Humphrey Capital Markets. We believe this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. The recipients of the Notes represented their intention to acquire the securities for investment only, had access to all relevant material information regarding Gadzooks necessary to evaluate the investment and were accredited investors with sufficient knowledge and experience to evaluate the transaction.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Definitions.  None.

Item 6    Exhibits and Reports on Form 8-K.

          (a)  See Index of Exhibits.

          (b)  Item 5 - Other Events and Required FD Disclosure

               On October 14, 2003, Gadzooks filed a Form 8-K reporting a press release issued by Gadzooks announcing that it had completed a private placement of $14 million of convertible subordinated notes and also obtained a $5 million seasonal increase in its senior secured credit facility.

               Item 12 - Results of Operations and Financial Condition

               On August 19, 2003, Gadzooks filed a Form 8-K reporting a press release issued by Gadzooks announcing its financial and operating results for the second quarter ended August 2, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  GADZOOKS, INC.
                                                   Registrant)


DATE:  December 15, 2003          By:  /s/        JAMES A. MOTLEY
                                      ------------------------------------------
                                                    James A. Motley
                                       Vice President / Chief Financial Officer
                                            (Chief Accounting Officer and
                                      Duly Authorized Officer of the Registrant)

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                            DESCRIPTION OF DOCUMENTS
-------                          ------------------------

  3.1     --   Second Restated Articles of Incorporation of the Company (filed as Exhibit 4.1 to the Company's Form S-8 (No. 33-98038) filed with the Commission on October 12, 1995 and incorporated herein by reference).

  3.2     --   Amended and Restated Bylaws of the Company (filed as Exhibit 4.2 to the Company's Form S-8 (No. 33-98038) filed with the Commission on October 12, 1995 and incorporated herein by reference).

  3.3     --   First Amendment to the Amended and Restated Bylaws of the Company
               (filed as Exhibit 3.3 of the Company's Quarterly Report on Form
               10-Q for the quarter ended August 2, 1997 filed with the Commission on September 16, 1997 and incorporated herein by reference).

  4.1     --   Specimen Certificate for shares of Common Stock, $.01 par value, of the Company (filed as Exhibit 4.1 to the Company's Amendment
               No. 2 to Form S-1 (No. 33-95090) filed with the Commission on
               September 8, 1995 and incorporated herein by reference).

  4.2     --   Rights Agreement dated as of September 3, 1998, between the
               Company and Mellon Investor Services, LLC (filed as Exhibit 1 to the Company's Form 8-A filed with the Commission on September 4,
               1998 and incorporated herein by reference).

  4.3     --   First Amendment to Rights Agreement dated as of October 7, 2003 between the Company and Mellon Investor Services, LLC (filed as
               Exhibit 2 to the Company's Form 8-A/A filed with the Commission on October 17, 2003 and incorporated herein by reference).

  4.4     --   Form of 5% Convertible Subordinated Note due October 9, 2008
               (filed as Exhibit 4.1 to the Company's Form 8-K filed with the Commission on October 14, 2003 and incorporated herein by reference).

  4.5     --   Form of Note Purchase Agreement dated on or about October 7, 2003 by and between certain investors and the Company (filed as Exhibit 99.2 to the Company's Form 8-K filed with the Commission on October 14, 2003 and incorporated herein by reference).

 10.1     --   Second Amendment to Loan and Security Agreement dated October 9,
               2003 by and between the Company and Wells Fargo Retail Finance,
               LLC (filed as Exhibit 99.3 to the Company's Form 8-K filed with the Commission on October 14, 2003 and incorporated herein by reference).

 31.1*    --   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer.

 31.2*    --   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer.

 32.1*    --   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

 32.2*    --   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

-----------------
*  Filed herewith.