Form 10-K
period 2004-01-31
GADZOOKS INC
filed 2004-05-17
CIK 924140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-26732

GADZOOKS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2261048
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4121 International Parkway
Carrollton, Texas	75007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(972) 307-5555

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

     The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of August 2, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $66,702,531. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

     On May 10, 2004, the registrant had 9,147,024 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the registrant’s definitive proxy statement for the 2004 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

Gadzooks, Inc.
Index to Form 10-K

PART I

ITEM 1. BUSINESS.

Chapter 11

     On February 3, 2004, Gadzooks, Inc. (the “Company” or “Gadzooks”) filed a voluntary petition for reorganization (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Northern District of Dallas (the “Court”) and was assigned case number 04-31486-hdh11.

     The filing was made in response to continued negative sales trends stemming from the Company’s completion of its conversion to an all-girl merchandise assortment in the second half of fiscal 2003 and reduced factor and vendor terms, both of which had a negative impact on the Company’s cash flow. Under Chapter 11, the Company expects to continue to operate its business as debtor-in-possession (“DIP”) under court protection from its creditors and claimants, while using the Chapter 11 process to complete the reorganization of its core business around approximately 250 stores that were chosen to strengthen its market share in the junior apparel business.

Business Overview

     Gadzooks is a mall-based specialty retailer of casual apparel and related accessories for young women, principally between the ages of 16 and 22. At the end of fiscal 2003, the Company operated 406 Gadzooks stores in both metropolitan and middle markets in 41 states. During fiscal 2003, the Company opened one new Gadzooks store, one new Orchid store, closed 30 Gadzooks stores and closed one Orchid store. During the first quarter of fiscal 2004, the Company closed 158 stores. As of May 1, 2004, the Company operated 252 stores.

     On January 9, 2003, the Company announced plans to focus exclusively on apparel and accessories for females. The conversion of the Gadzooks stores to an all-female merchandise assortment took place early in the second half of fiscal 2003. Prior to the conversion, all men’s merchandise was liquidated. Marketing and advertising campaigns were utilized to support the transition with an emphasis on the grand reopening of Gadzooks as a female-only apparel and accessory store. The Gadzooks store environment was also updated to have more of a feminine appeal both in its signage and fixture presentations.

     In the second half of fiscal 2001, the Company began testing a new retail concept with the opening of four Orchid stores in two states. The Orchid concept catered to the innerwear and sleepwear needs of females between the ages of 14 and 22. In January 2004, the Company decided to discontinue testing the Orchid concept and liquidated those stores during the first quarter of fiscal 2004.

     The Company’s website, www.gadzooks.com, is primarily utilized to provide an additional marketing opportunity for the Gadzooks stores. The site features current fashion trends, a monthly calendar of events, in-store promotions, on-line contests, music videos and an on-line store, which offers gift cards and Von Dutch merchandise for purchase.

     The Company was incorporated in Texas in 1982. Its executive offices are located at 4121 International Parkway, Carrollton, Texas 75007, and its telephone number is (972) 307-5555. A copy of the Form 10-K, excluding exhibits, as filed with the Securities and Exchange Commission, may be obtained without charge upon written request to Investor Relations at the Company’s headquarters.

Business Strategy

     The Company is a leading retailer of brand name casual apparel and related accessories for teenage girls. The principal elements of the Company’s business strategy in its Gadzooks stores are:

• Customer Focus. Historically, the Gadzooks concept has focused on providing fashionable casual apparel and accessories to both male and female teenage customers. However, beginning in the second half of fiscal 2003, Gadzooks converted its stores to an all-female merchandise assortment. Gadzooks believes that this conversion allows it to compete more effectively by devoting all of its square footage to the female customer and focusing all of the Company’s resources on meeting the needs of females between the ages of 16 and 22. The Company is not new to the female market; in fact, Gadzooks has been providing casual apparel and related accessories for the junior customer since its inception 21 years ago. The Company hired a leading independent branding firm to help plan and execute the marketing campaign used to support Gadzooks’ new brand image. Additionally, the Company hired a nationally recognized firm in store design to lead the effort of tailoring the store look. As an integral part of the transition, new fixtures, merchandise displays and signage were utilized to give the store environment more of a feminine appeal.

• Multiple Merchandise Categories. A key component of the Company’s merchandising strategy is to limit its dependence on any one fashion, style, brand or item by offering products in a broad range of categories, including woven and knit tops, jeans, shorts, junior dresses, swimwear, t-shirts, footwear, sunglasses, watches, jewelry and other accessory items. The Company regularly monitors store sales by classification, style, vendor and size to identify emerging fashion trends, and manages the product mix in its stores to respond to the spending patterns of its customers. The Company believes that its success is dependent upon its ability to meet the changing fashion preferences of its customers.

• Emphasis on Brand Name Merchandise Supplemented by Private Brands. Another key feature of the Company’s merchandising strategy is to offer trendy brands as a point of differentiation based on its belief that its customers shop primarily for recognized labels and designs. The Company’s merchandise includes high visibility names such as Von Dutch, Dollhouse, Roxy, Hot Kiss and others. The Company is continuing to grow its private brand business in order to better meet the needs of its customers. Private brands comprised 38% and 17% of net sales in 2003 and 2002, respectively, and are expected to comprise between 25% and 30% of net sales in 2004. Private brands allow the Company the opportunity to expand its customer base by providing merchandise of comparable quality to brand name merchandise at competitive prices and to capitalize on fashion trends when branded vendors are not offering the latest in trends. The Company concentrates on being the destination store for young women who want the latest trends in casual apparel.

• Metropolitan and Middle Market Locations. A central aspect of the Company’s strategy has been the development of a store concept that is successful in both metropolitan and middle markets. The Company believes that its customers throughout the United States frequently have similar fashion preferences as a result of the influence of television programs, sports, MTV and music and fashion magazines. As a result, the Company has historically been able to operate stores successfully across a broad range of demographic and geographic markets, increasing the number of potential sites available to the Company.

• Attentive Customer Service. The Company is committed to offering professional and attentive customer service. Gadzooks strives to hire young, energetic, service-oriented sales associates who understand its customers and can relate to their changing needs and preferences. The Company trains sales associates to greet each customer personally, to inform the customer about new fashion trends and to suggest merchandise to suit the customer’s wardrobe and lifestyle needs. The Company believes that the high level of service given to its customers differentiates Gadzooks from its competition.

• Entertaining Store Environment. The Company believes that its stores provide a fun and enjoyable shopping experience for its customers. Gadzooks stores are designed to create a high energy, fun environment using television monitors featuring popular music videos and creative, eye-catching signage. The Company believes that its entertaining store design encourages customers to visit the stores more frequently and to shop in the stores for longer periods of time.

• Investment in Systems and Personnel. The Company is committed to investing in information systems and using current technology to help execute its merchandising strategy. The Company’s systems provide its buyers and merchandise planners with daily sales and inventory information by store, style, vendor and size, allowing Gadzooks to respond to changing customer preferences and to stock the appropriate quantities and styles of merchandise at each store. The Company uses a warehouse management system to efficiently control all warehouse functions and expedite the flow of merchandise to its stores. The Company is also committed to attracting and retaining highly qualified, service-oriented management and sales associates and providing them with career advancement opportunities. The corporate culture at Gadzooks promotes the open exchange of new ideas and information between all levels of the Company, thereby enabling management to supplement the data from its information systems with the practical experience of its employees.

• Distribution Capabilities. The Company believes that its 207,000 square-foot facility in the Dallas area can support the merchandising needs of more than 500 stores, providing the ability for significant store expansion.

Store Locations

     As of April 8, 2004, the Company operated 252 Gadzooks stores in 40 states. The stores are located in metropolitan markets such as Dallas, Chicago, Atlanta, Boston and Kansas City, as well as middle markets such as Amarillo, Texas; Biloxi, Mississippi; and Roanoke, Virginia. A list of stores by state is as follows:

	# of		# of		# of
State	Stores	State	Stores	State	Stores
Alabama	2	Massachusetts	3	Oklahoma	6
Arizona	1	Michigan	11	Oregon	1
Arkansas	5	Minnesota	6	Pennsylvania	14
Colorado	3	Mississippi	2	Rhode Island	1
Delaware	1	Missouri	7	South Carolina	5
Florida	17	Nebraska	1	South Dakota	2
Georgia	5	New Hampshire	1	Tennessee	8
Illinois	13	New Jersey	4	Texas	47
Indiana	9	New Mexico	2	Utah	1
Iowa	6	New York	2	Virginia	6
Kansas	4	North Carolina	7	Washington	2
Kentucky	6	North Dakota	2	West Virginia	5
Louisiana	10	Ohio	14	Wisconsin	7
Maryland	3

Store Expansion

     The following table provides a history of the Gadzooks store expansion program over the past five fiscal years, excluding Orchid stores.

	Fiscal Year
	2003	2002	2001	2000	1999
Number of stores open at beginning of period	435	427	375	326	312
Number of new stores opened	1	11	56	52	19
Number of stores closed	30	3	4	3	5

Number of stores open at end of period	406	435	427	375	326

     The Company opens stores in enclosed shopping malls in both metropolitan and middle markets. Continued store expansion has been suspended pending the Company’s emergence from Chapter 11. The Company believes that the broad appeal of the Gadzooks concept enables it to operate successfully in diverse geographic and demographic markets, thereby increasing the total number of potential sites available to the Company.

     The Company typically expands from existing markets into contiguous new markets and attempts to cluster its stores within a market area in order to achieve management and operating efficiencies and to enhance its name recognition. The Company’s existing stores average approximately 2,500 square feet. The Company typically seeks a location of approximately 2,400 to 3,100 square feet with significant mall frontage. The Company closed 31 under-performing stores during fiscal 2003, liquidated 158 stores to-date in fiscal 2004 as part of its reorganization under Chapter 11, and estimates that an additional 15 to 20 stores will be closed during fiscal 2004. The Company will continue to analyze stores for potential closing from time to time.

Merchandising

     Historically, the Company’s merchandising strategy has been to provide a wide range of brand name casual apparel and related accessories that reflect the fashion preferences of young men and women principally between the ages of 14 and 18. Effective early in the second half of fiscal 2003, the Company began focusing exclusively on apparel and accessories for females between the ages of 16 and 22 and has converted the Gadzooks stores to an all-female merchandise assortment. Prior to the conversion, all of the men’s merchandise was liquidated.

     The Company’s merchandise includes highly visible names such as Von Dutch, Dollhouse, Roxy, Hot Kiss and others. The Company concentrates on being the destination store for young women who want the latest trends in casual apparel.

     The Company has historically classified all its merchandise into one of the following three categories, as well as Young Mens. As discussed above, beginning with the second half of fiscal 2003, the Company discontinued the men’s business.

•Juniors:	The Juniors category includes casual sportswear separates designed for fashion-current teenage girls, such as knit tops, woven shirts and vests, denim, dresses and swimwear. Key brands in this category include Von Dutch, Dollhouse, Hot Kiss, Billabong and Roxy.

•Accessories:	The Accessories category includes a variety of accessories including sunglasses, watches, hair accessories, backpacks, necklaces, hats and other accessories. Key brands in this category include Von Dutch, Dollhouse, Dickies, Disney and Hot Kiss.

•Footwear:	The Company offers a limited selection of footwear including sandals and active footwear. Key brands in this category include Converse, Roxy, Sugar and Chinese Laundry.

     The following table sets forth the Company’s merchandise sales by category as an approximate percentage of total net sales:

	Fiscal Year
	2003	2002	2001
Juniors	59%	38%	39%
Young Mens	17	39	40
Accessories	17	18	16
Footwear	7	5	5

	100%	100%	100%

     By offering products in multiple categories, the Company is able to shift its merchandise emphasis among and within its core categories to respond to changing customer preferences. The Company expects to continue to adjust its emphasis in particular categories in response to changing fashion trends and, therefore, its merchandise mix may vary slightly from time to time. Since July 2003, the Company has focused exclusively on apparel and accessories for females in connection with the conversion of the Gadzooks stores to an all-female merchandise assortment. Prior to the conversion, all of the men’s merchandise was liquidated.

     The Company continues to supplement its national and teen branded merchandise with private brand offerings in order to better meet the needs of its customers. Private brands allow the Company the opportunity to expand its customer base by providing merchandise of comparable quality to brand name merchandise at competitive prices and to capitalize on fashion trends when branded merchandise vendors are not offering the latest in trends. The private brand merchandise is designed internally by the Company’s product design team and buying staff. This merchandise is primarily sourced domestically to allow the buying staff to react quickly to developing trends. Private brand sales, including merchandise designed and sourced by Gadzooks under the Candie’s label, accounted for approximately 38 percent and 17 percent of the Company’s sales in fiscal 2003 and fiscal 2002, respectively.

     In an effort to keep the stores fresh and exciting, the Company’s visual merchandising department, in conjunction with the marketing and buying staff, provides specific floor sets and merchandising ideas to the stores and regularly instructs district and store managers on the creative display of merchandise. The merchandise presentation in the stores, although changed each month, is significantly changed four times each year to highlight specific merchandise for each of the Company’s spring, summer, back-to-school and holiday selling seasons and to maintain a current look. In addition, the Company maintains a constant flow of new merchandise to the stores through shipments from its distribution center on a daily basis to encourage customers to frequently visit its stores. To reduce the risk associated with the introduction of new products, the Company tests certain products in selected stores before determining if it will purchase the product for a broader group of stores.

Purchasing

     The Company’s purchasing staff consists of a Chief Merchandising Officer, General Merchandising Manager, Divisional Merchandising Managers, buyers and assistant buyers. The purchasing staff analyzes current fashion directions by visiting major fashion markets, maintaining close relationships with the Company’s vendors and utilizing focus groups in order to identify styles and trends. The Chief Merchandising Officer, General Merchandising Manager, Divisional Merchandising Managers and the buyers regularly monitor merchandise flow through the stores and strive to maintain the appropriate merchandise mix to meet customer demand.

     Due to changes in fashion trends and seasonality, the Company purchases merchandise from numerous vendors throughout the year. During fiscal 2003, the Company did business with approximately 550 vendors. No single vendor accounted for more than ten percent of merchandise purchases. Gadzooks believes that strong vendor relationships are important to the growth and success of the Company.

     In addition, the Company uses private label merchandise to supplement its primarily branded product line. Bad Kitty and Taunt are the private label brands established for the junior’s category.

Planning and Allocation

     The Company continually strives to improve its merchandising, distribution, planning and allocation methods to manage its inventory more productively. The Company’s planning and allocation staff work closely with the buyers to determine the correct inventory levels for all stores and merchandise categories. The Company divides its stores into different categories based upon, among other things, geographic location, demographics, sales volume, competition and store capacity. Merchandise allocation is based in part on sales and inventory analysis of the stores by category. Information from the Company’s point-of-sale computer system is regularly reviewed and analyzed to assist in making merchandise allocation and markdown decisions.

     In May 1997, the Company relocated its headquarters to a 207,000 square foot site in the Dallas metropolitan area, which includes a distribution facility and the Company’s corporate offices. Vendors deliver merchandise to this facility, where it is inspected, received into the Company’s merchandising system, allocated to stores and boxed for distribution to the Company’s stores. Merchandise is typically shipped to stores daily, providing Gadzooks’ stores with a steady flow of new merchandise. For certain key products, the Company maintains a backstock at its distribution center that is allocated and distributed to the stores through an automated replenishment system.

Store Operations

     Gadzooks stores are open seven days a week during normal mall hours. The Company’s store operations are managed by a Vice President of Store Operations, Regional Sales Directors and District Sales Managers, who generally have responsibility for eight to ten stores within a geographic district. Individual stores are managed by a store manager and two assistant store managers. A typical store has five to 12 part-time sales associates, depending on the season. Gadzooks compensates its district and store managers with a base salary and performance bonuses, based on store sales and shrink results. Sales associates and assistant store managers are compensated on an hourly basis.

     The Company believes that its continued success is dependent in part on its ability to attract, retain and motivate quality employees. The Company has an established training program for future district sales managers. Store managers, many of whom are selected from among the Company’s assistant managers, currently complete a one-week training program with a designated training store manager before taking responsibility for a store. A formalized one-week training program for assistant managers was rolled out to the stores in fiscal 2002. The hiring and training of new sales associates and assistant managers are the responsibility of store managers, and the Company has established training and operations manuals to assist them in this process.

     Management considers its employees’ knowledge of the Company’s customers and merchandise to be significant to its marketing approach and customer satisfaction. While all Gadzooks store employees are responsible for the general appearance of the store and merchandise presentation, the Company’s major emphasis in training its store employees is to give priority to customer service and assistance. Sales associates regularly act as greeters, meeting customers as they enter the store and offering assistance. The Company trains its sales associates to inform the customer about new fashion trends and to suggest merchandise that suits the customer’s wardrobe and lifestyle needs. The Company monitors customer service at the store level through various programs, including unannounced visits to the stores by store operations personnel and by regularly reviewing and responding to customer feedback.

Store Environment

     The Company believes that its stores provide a fun and enjoyable shopping experience for its customers. Gadzooks stores are designed to create a high energy, fun environment using television monitors featuring popular music videos and creative, eye-catching signage. Historically, the Company has displayed a significant amount of merchandise on the walls of the store, with male merchandise along one side and female merchandise along the other. Early in the second half of fiscal 2003, however, the Company converted the Gadzooks stores to an all-female merchandise assortment. As a result of the conversion, new fixtures and merchandise displays were utilized to give the store environment more of a feminine appeal. Stores typically feature large windows along the mall which provide an open view of the entire store to mall traffic and are merchandised to draw customers into the store.

Management Information Systems

     Each Gadzooks store is linked to the Company’s headquarters through a point-of-sale system that interfaces with an IBM RS6000 computer equipped with an integrated merchandising, distribution and accounting software package. The Company’s point-of-sale computer system has several features, including merchandise scanning, “price look-up,” updated sales reports and on-line credit card approval. These features improve transaction accuracy, speed and checkout time, increase overall store efficiency and enable the Company to track the productivity of individual sales associates.

     The Company’s management information and control systems enable the Company’s corporate headquarters personnel to promptly identify sales trends, replenish depleted store inventories, reprice merchandise and monitor merchandise mix and inventory shrinkage at individual stores and throughout the Company’s store network. Management believes that these systems provide a number of benefits, including improved store inventory management, better in-stock availability, higher operating efficiency and fewer markdowns.

     The Company believes that its current management information and control systems are adequate to support the Company’s existing and planned operations, but regularly evaluates its systems to determine when upgrades or replacements are needed. The Company implemented enhanced planning and allocation systems in fiscal 2000. These changes allow the Company to more efficiently manage and respond to merchandise mix changes at a chain and store level. The Company implemented a new financial system that was fully operational by the end of the third quarter of fiscal 2001. During fiscal 2002, a warehouse management system was installed and implemented prior to the holiday season. Warehouse productivity and accuracy have been improved with online, real-time, detailed task tracking and barcode scanning through the use of wireless devices. In fiscal 2002, the Company improved its communications with its regional and district store managers through the implementation of remote access capabilities.

Advertising and Promotion

     The Company relies primarily on mall traffic, the enthusiasm of its sales associates and existing customers, highly visible store locations and eye-catching signage to attract new customers to the stores. The Company has generally found this approach to be more cost effective than more traditional media advertising. During fiscal 2001, the Company began building an e-mail database of customers. The database is used to advertise and promote merchandise offerings and contests via e-mail blasts as a means to increase customer traffic at the stores. During the fourth quarter of fiscal 2002, the Company began building a mailing list of its customers. The mailing list, which includes general demographic information, was utilized in a direct mail campaign to support the Company’s transition to an all-female merchandise assortment in the second half of fiscal 2003. Additionally, the Company hired a leading independent branding firm to help plan and execute the marketing and advertising campaign used to support Gadzooks’ new brand image.

     The Company plans the opening of new stores to coincide with peak shopping seasons and mall grand openings when customer traffic is greater. The Company also uses promotions to generate repeat visits to its stores and plans on continuing its advertisements in national magazines, such as Seventeen, YM, Teen Vogue and Teen People, in partnership with certain of its vendors. The Company also benefits from advertising by its vendors, especially where Gadzooks is listed as a retailer of their products. The Company’s redesigned website features music videos, movie previews, horoscopes, current store fashions and promotions to capture the attention of its target customers and attract them to the stores. The Company has also been active in sponsoring concerts and other teen-related promotional events.

Trademarks

     The Company currently has pending applications for “Bad Kitty” and “Taunt.” Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. The Company is not aware of any claims of infringement or other challenges to the Company’s right to use its marks in the United States.

Competition

     The teenage retail apparel and accessories industry is highly competitive. The Company competes with other retailers for customers, suitable retail locations and qualified management personnel. Gadzooks currently competes with traditional department stores, with national specialty chains such as Old Navy and certain divisions of The Limited, with numerous other teen retailers such as American Eagle Outfitters, The Buckle Pacific Sunwear, Abercrombie & Fitch, , Charlotte Russe, Forever 21, Wet Seal and Hot Topic, with smaller chains and local specialty stores, and to a lesser extent, with mass merchandisers and companies providing shopping sites via the internet. Many of the Company’s competitors are larger and have substantially greater resources than the Company. The principal competitive factors in the Company’s business are fashion, merchandise selection, customer service, price and store location.

Employees

     On April 6, 2004, the Company had 974 full-time employees and 1,530 part-time employees. Of the Company’s 2,504 employees, 104 were corporate personnel, 88 were distribution center employees and 2,312 were store employees. The number of part-time employees varies with seasonal needs. None of the Company’s employees are covered by a collective bargaining agreement. The Company seeks to create a casual and supportive working environment and believes its employee relations to be excellent.

RISK FACTORS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” “will” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including fluctuations in store sales results, changes in economic conditions, fluctuations in quarterly results and other factors described under the “Risk Factors” section. Such statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by this paragraph.

     We may not be able to continue as a going concern.

     On February 3, 2004, Gadzooks, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Dallas and was assigned case number 04-31486-hdh11.

     The Company is using the Chapter 11 process to complete the reorganization of its core business around approximately 250 stores chosen to strengthen its market share in the junior apparel business. There is no assurance that the Company will be able to reduce its corporate overhead to an appropriate level in connection with the smaller store base. Although the Company expects to continue to operate its business as debtor-in-possession under court protection from its creditors and claimants, there can be no assurance that the Company will be able to obtain approval of a plan of reorganization that will allow it to emerge from Chapter 11 or that the Chapter 11 will not be converted to Chapter 7.

     Any failure to meet the financial covenants specified under the DIP credit facility could substantially harm our business.

     Our DIP credit facility contains a number of financial performance covenants that must be met by the non-closing stores on a weekly or monthly basis. The DIP credit facility covenants require specified levels of performance for the following:

•	sales,

•	disbursements,

•	inventory levels,

•	gross margin and

•	earnings before interest, taxes, depreciation and amortization

     The occurrence of an event of default under the agreement governing our debt would permit acceleration of the related debt, which could harm our business, profitability and growth prospects. If we do not meet these covenants, we could lose our DIP financing.

     We may not realize the increase in female business anticipated by converting to an all female merchandise assortment.

     Early in the second half of fiscal 2003 we converted our Gadzooks stores to an all-female merchandise assortment. Although we continue to believe that the conversion will ultimately have a positive impact on our business due to our historical performance and expertise in the junior’s category, we cannot assure you that sales and operating results will increase as planned or that the conversion will be successful. If the anticipated increase in female business does not occur as planned, our sales and operating results will suffer.

     We have had significant fluctuations in comparable store sales results.

     Our comparable store sales results have varied significantly due to a variety of factors, including our change to an all-female merchandise assortment, economic conditions, fashion trends, the retail sales environment, competition, sourcing and distribution of products and our ability to execute our business strategy efficiently. The liquidation of our men’s inventory and subsequent change to an all-female merchandise assortment has caused unusual fluctuations in comparable store sales results, particularly in fiscal 2003. These fluctuations in comparable store sales may continue in fiscal 2004. Our comparable store sales results were (10.6)%, (9.9)%, (31.4)% and (24.8)% in the first, second, third and fourth quarters of fiscal 2003, respectively, (2.2)%, (3.3)%, (5.1)% and (3.1)% in the first, second, third and fourth quarters of fiscal 2002, respectively, and (4.6)%, (8.9)%,

(3.2)% and (3.9)% in the first, second, third and fourth quarters of fiscal 2001, respectively. If our comparable store sales results continue to fluctuate, it may cause our stock price to be volatile.

     The financing mechanisms used by certain vendors could result in changes in our payment obligations, which could adversely affect our liquidity.

     We believe that the majority of our merchandise vendors either enter into factoring arrangements whereby factors purchase the vendor’s invoices, or enter into agreements with factors to insure the payment of their invoices. This financing mechanism allows Gadzooks’ vendors to receive payment in a shorter period of time. Certain of these factors have modified the terms of agreements with some of Gadzooks’ vendors and have accelerated the due dates for payments by us, required us to provide standby letters of credit or refused to approve shipments altogether. We believe that these factors may continue to materially modify our payment terms. Further material modifications by factors could materially adversely affect our ability to obtain new inventory, meet our cash requirements and maintain necessary liquidity going forward.

     If our sales continue to decline, our business, financial condition, results of operations and liquidity may suffer.

     Comparable store sales for fiscal 2003 and fiscal 2002 decreased by 19.3 percent and 3.4 percent from the prior year, respectively. In addition, we have generated operating losses of $60.0 million and $2.0 million for fiscal 2003 and fiscal 2002, respectively. No assurance can be given that comparable store sales will improve. Continuing declines in comparable store sales or continuing operating losses could have a material adverse effect on our business, financial condition, results of operations and liquidity.

     In addition, we have tax receivables totaling approximately $5.3 million, as of January 31, 2004. Due to our operating losses and continuing same store sales declines since conversion to an all-female concept, we recognized a valuation allowance of approximately $25.0 million to reduce our deferred tax assets and tax benefits generated during fiscal 2003. We do not anticipate recording any tax benefit associated with operating losses in the foreseeable future.

     We have substantial debt obligations that could restrict our operations.

     We have substantial indebtedness. As of January 31, 2004, our outstanding debt was approximately $25.3 million. Our substantial indebtedness could have adverse consequences, including, but not limited to the conversion from Chapter 11 to Chapter 7. If our cash flow and capital resources are insufficient to fund a plan of reorganization that is acceptable to our unsecured creditors, we may be forced to seek alternatives to address our liquidity concerns, including seeking additional equity capital, restructuring our debt or a potential liquidation under Chapter 7 of the U.S. Bankruptcy Code. We cannot assure you that our cash flow and capital resources will be sufficient for payment of our debt in the future, or that any such alternative measures would be successful or would permit us to meet scheduled debt service obligations. Any failure to meet our debt obligations could harm our business, profitability and growth prospects.

     If we are unable to successfully anticipate changes in fashion trends, our business, sales and image could suffer.

     Gadzooks’ profitability is largely dependent upon our ability to anticipate the fashion tastes of our customers and to provide merchandise and brands that appeal to their preferences in a timely manner. The fashion tastes of our customers may change frequently. Our failure to anticipate, identify or react appropriately to changes in styles, trends or brand preferences could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on our operating results, comparable store sales results, liquidity and our image with our customers.

     If we are unable to successfully anticipate fashion trends with our private label merchandise, our business, financial condition, results of operations and liquidity may suffer.

     Sales from private label merchandise, including merchandise designed and sourced by Gadzooks under the Candie’s label, accounted for approximately 38% and 17% of net sales in fiscal 2003 and fiscal 2002, respectively. We expect the percentage of net sales in private label merchandise to be between 25% and 30% of total net sales in the future, although there can be no assurance that we will be able to achieve these percentages in private label merchandise sales as a percentage of net sales. Because our private label merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse affect on our business, financial condition, results of operations and liquidity.

     Competition in the teen retailing market is intense and could reduce our profitability, sales and liquidity.

     We operate in a highly competitive environment, which has experienced aggressive growth in the number of competitors, the number of stores and the amount of square footage dedicated specifically to teen retailing. We currently compete with traditional department stores, with national specialty chains such as Old Navy and certain divisions of The Limited, with numerous other teen retailers, such as American Eagle Outfitters, The Buckle, Pacific Sunwear, Abercrombie & Fitch, Charlotte Russe, Forever 21, Wet Seal and Hot Topic, with smaller chains and local specialty stores, and to a lesser extent, with mass merchandisers and companies providing shopping sites via the internet. Many of these competitors are larger and have substantially greater resources than Gadzooks. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices and/or increase our advertising expenses. Increased competition could have a material adverse effect on our profitability, sales and liquidity.

     If our key vendors are unable to adequately supply us with our desired merchandise on acceptable terms, our business and sales may suffer.

     Our business depends on our ability to purchase current season, brand name apparel in sufficient quantities at competitive prices. The inability or failure of key vendors to supply us with adequate quantities of desired merchandise, the loss of one or more key vendors or a material change in our current purchase terms could have a material adverse effect on our business and liquidity. Many of our smaller vendors have limited resources, production capacities and operating histories, and many have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. During our 2003 fiscal year, no single vendor accounted for more than 10% of our merchandise purchases. Currently, one vendor does represent over 10% of our sales in the first quarter of 2004.

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

     Our distribution functions for all our stores are handled from a single facility in Carrollton, Texas. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our distribution center will be adequate to support future growth.

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

     Our success depends largely on the efforts and abilities of senior management. The loss of the services of any member of senior management could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our existing management team will be able to manage Gadzooks or that we will be able to retain current and attract additional qualified personnel as needed in the future.

     If the market price of our common stock fluctuates significantly, you could lose all or part of your investment.

     The market price of our common stock has fluctuated substantially since our initial public offering in October 1995. Our common stock was delisted from the Nasdaq Stock Market on February 12, 2004 and is currently quoted on the Pink Sheets Electronic Quotation Service maintained by the National Quotation Bureau, Inc. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations due to market volatility, which could adversely affect the market price of the common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, our comparable store sales results, announcements by other apparel retailers, the overall economy and the condition of the financial markets could cause the price of our common stock to fluctuate substantially. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company and these fluctuations could materially reduce our stock price.

     We have implemented anti-takeover provisions that may discourage a change of control.

     Our Restated Articles of Incorporation and Bylaws contain provisions that may have the effect of delaying, deterring or preventing a takeover of Gadzooks that shareholders may consider to be in their best interests. Our Restated Articles of Incorporation and Bylaws provide for a classified board of directors serving staggered terms of three years, the prohibition of shareholder action by written consent in certain circumstances and certain “fair price provisions.” Additionally, the board of directors has the authority to issue up to 1,000,000 shares of preferred stock having such rights, preferences and privileges as designated by the board of directors without shareholder approval. We also have a Shareholder Rights Plan, which is intended to deter an unfriendly takeover of Gadzooks and to help ensure that current shareholders receive fair value upon the sale of their stock to another party seeking control of Gadzooks. These provisions and the rights plan may have the effect of discouraging takeovers, even if the change of control might be beneficial to our shareholders.

     Our discretion in some matters is limited by our DIP credit facility restrictive covenants, and any default on our debt agreements could harm our business, profitability and growth prospects.

     Our DIP facility contains a number of covenants that limit the discretion of our management with respect to certain business matters. The credit facility covenants, among other things, restrict our ability to:

•	incur additional indebtedness;

•	declare or pay dividends or other distributions;

•	create liens;

•	make certain investments or acquisitions;

•	enter into mergers and consolidations;

•	make sales of assets; and

•	engage in certain transactions with affiliates.

     The occurrence of an event of default under the agreements governing our debt would permit acceleration of the related debt, which could harm our business, profitability and growth prospects.

     Shareholders may experience dilution of their investment.

     As a result of our efforts to raise additional capital in Chapter 11, our shareholders may experience dilution of their investment due to the additional number of shares of our common stock in the public market. Further, if we issue any equity securities in connection with our emergence from bankruptcy, our existing shareholders may experience further dilution. This dilution could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock. Assuming we receive shareholder approval for the issuance of shares over 20% of our shares outstanding and the conversion of the principal balance of the outstanding convertible subordinated notes into 2,800,000 shares of common stock, we will have 11,947,024 shares of common stock outstanding, which represents an increase of 30.6% over the 9,147,024 shares outstanding as of May 10, 2004. In addition, you may experience further dilution if interest accrues on the notes and is subsequently converted into shares of common stock.

ITEM 2. PROPERTIES.

     All of the existing stores are leased by the Company, with lease terms (excluding renewal option periods exercisable by the Company at escalating rents) expiring between April 2004 and January 2014. The leases for most of the existing stores are for terms of ten years and provide for contingent rent based upon a percent of sales in excess of specified minimums.

     The Company leases its office and distribution center located in Carrollton, Texas under a lease that is scheduled to expire on May 1, 2007.

ITEM 3. LEGAL PROCEEDINGS.

     On February 3, 2004, Gadzooks filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Dallas and was assigned case number 04-31486-hdh11. As a debtor-in-possession, the Company is authorized to continue operating as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

     At first day hearings held on February 3 and 4, 2004, the Court entered orders granting authority to the Company to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from January 24, 2004, and to honor customer service programs, including returns, store credits and gift cards. On February 3, 2004, the Court also gave interim approval for a debtor-in-possession revolving credit facility, referred to as the DIP Facility, with Wells Fargo Retail Finance, LLC in the aggregate amount of $30 million for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. On February 25, 2004, the Court gave final approval on the DIP Facility underwritten by Wells Fargo Retail Finance, LLC. A description of the DIP Facility appears in Item 7. Management’s Discussion and Analysis – Long-Term Debt and Credit Agreement.

     Background of Filing -In January 2003, the Company announced its decision to convert the Gadzooks stores to an all-female merchandise assortment early in the second half of fiscal 2003. The Company anticipated an operating loss during the transition phase in fiscal 2003, with expectations of returning to profitability in fiscal 2004. However, as a result of a rapid decline in liquidity resulting from below-plan sales and earnings performance in the second half of fiscal 2003, an erosion of supplier confidence, intense competition and unsuccessful sales and marketing initiatives, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, on February 3, 2004. Under Chapter 11, the Company expects to continue to operate its business as debtor-in-possession under court protection from its creditors and claimants, while using the Chapter 11 process to complete the reorganization of its core business around approximately 250 stores that were chosen to strengthen its market share in the junior apparel business.

     Consequence of Filing — As a consequence of the Chapter 11 filing, all pending claims against the Company are stayed and no party may take any action to realize its pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Company’s intention to address all of its pre-petition claims in a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

     Restructuring Activities — Since filing for bankruptcy protection, management has been actively engaged in restructuring the Company’s operations. With the assistance of an independent consulting firm specializing in restructuring operations, management analyzed all of the Company’s stores based on a number of factors including, but not limited to, historical sales results, expected future sales results, occupancy cost, and mix of juniors versus men’s business to identify the optimal set of stores to retain and operate. Management continues to evaluate the operating results of all the Company’s stores. The cost to terminate leases on stores identified for closure could be as much as $15.0 million, but the Company believes the ultimate liability could be much less than that amount. The Company is currently operating approximately 250 stores, but there can be no guarantee that additional stores will not be closed, or that stores already closed will not be reopened with an improved occupancy structure. Management retained an independent real estate consulting firm to assist the Company in achieving the most cost effective strategy for exiting stores targeted for closure. The real estate consultant has also assisted management in its efforts to negotiate reduced rents for certain properties. Those real estate initiatives are ongoing. Management also thoroughly evaluated its merchandising activities in an effort to improve the Company’s sales, merchandise margin and inventory turnover metrics. Under the supervision of a new President and Chief Merchandising Officer (assumed the position in February 2004), the Company’s merchandising group has implemented a number of new strategies including, but not limited to, the following:

•	an increased emphasis on establishing leadership positions in the mall in certain product categories,

•	the accelerated identification and liquidation of slow-moving items,

•	an increased emphasis on popular brands,

•	more appropriate utilization of the Company’s private brands,

•	an increased emphasis on offering products that customers are inclined to purchase for immediate use (“buy now, wear now”),

•	the maintenance of more appropriate inventory mix metrics (e.g., tops to bottoms ratio),

•	maintaining lower inventory levels to promote faster inventory turns and a more desirable shopping experience in the stores and

•	providing for more frequent changes to store visuals and merchandise presentations.

     Management has also significantly reduced the Company’s fixed cost structure primarily by eliminating approximately 65 field management and corporate positions in fiscal 2004 and, accordingly, the Company will recognize any severance related expenses in fiscal 2004. Management expects that the cost reductions the Company has implemented will result in annualized expense savings in excess of $10 million. Management believes it will be necessary to raise additional capital to liquidate and/or restructure the Company’s pre-petition obligations, to satisfy the Company’s lease termination liabilities arising from the rejection of store leases and to adequately capitalize the business. The Company has engaged an investment banker to assist it in determining and satisfying its capital needs. At this time it is not possible to predict the exact amount or nature of such new capital. In addition, there can be no guarantee that additional capital will be available to the Company, or that such capital will be available on terms favorable to the Company. Raising additional capital could result in the significant dilution of current equity interests, but it is not possible to predict the extent of such potential dilution at this time.

     Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interests to participate. Although the Company expects to file a reorganization plan that provides for emergence from bankruptcy in the second half of 2004, there can be no assurance that a reorganization plan will be proposed by the Company or confirmed by the Court, or that any such plan will be consummated. As such, it is currently impossible to predict with any degree of certainty how the plan will treat pre-petition claims and the impact the Chapter 11 filing and any reorganization plan may have on shares of common stock of Gadzooks.

     In the ordinary course of its business, the Company is periodically a party to lawsuits. The Company does not believe that any resulting liability from such existing legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition. However, there can be no assurance that future costs will not be material to operating results and liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share of common stock as reported on The Nasdaq Stock Market:

	2003		2002
	High	Low	High	Low
Fiscal Quarters:
First Quarter	$4.76	$2.03	$18.55	$12.95
Second Quarter	7.77	3.49	14.45	8.25
Third Quarter	8.00	3.60	8.60	3.51
Fourth Quarter	7.24	.90	5.98	3.25

     As of February 12, 2004, the common stock of the Company was suspended from trading by The Nasdaq Stock Market and delisted from the exchange. The stock is now quoted on the Pink Sheets Electronic Quotation Service maintained by the National Quotation Bureau, Inc. On April 8, 2004 the closing sales price on the Pink Sheets Electronic Quotation Service was $1.64. As of April 8, 2004, the approximate number of common shareholders of record was 92, although the Company believes that the actual number of beneficial owners is significantly higher. The Company presently intends to retain earnings, if any, for use in its business and therefore does not anticipate declaring a cash dividend in the near future.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
($ in thousands, except operating data	January 31,	February 1,	February 2,	February 3,	January 29,
and per share amounts)	2004	2003	2002	2001	2000
Statement of Operations Data:
Net sales	$258,506	$325,521	$313,823	$288,411	$240,253
Cost of goods sold	227,849	244,321	234,054	205,505	173,778

Gross profit	30,657	81,200	79,769	82,906	66,475
Selling, general and administrative expenses	81,688	77,337	69,758	63,450	55,558
Long-lived asset impairments	8,974	5,870	563	—	1,721

Operating income (loss)	(60,005)	(2,007)	9,448	19,456	9,196
Interest income (expense), net	(828)	74	294	792	496

Income (loss) before income taxes	(60,833)	(1,933)	9,742	20,248	9,692
Provision (benefit) for income taxes	1,144	(675)	3,733	7,458	3,622

Net income (loss)	$(61,977)	$(1,258)	$6,009	$12,790	$6,070

Net income (loss) per share
Basic	$(6.78)	$(0.14)	$0.66	$1.44	$0.68
Diluted	$(6.78)	$(0.14)	$0.65	$1.38	$0.67
Average shares outstanding
Basic	9,136	9,126	9,040	8,911	8,910
Diluted	9,136	9,126	9,304	9,293	9,043
Selected Operating Data:
Comparable store sales change (1)	(19.3)%	(3.4)%	(5.1)%	7.6%	5.4%
Number of stores at year end	410	439	431	375	326
Average net sales per store	$611,000	$743,000	$767,000	$826,000	$746,000
Average net sales per square foot	$247	$300	$312	$345	$315
Total square footage at end of period	1,017,000	1,087,000	1,064,000	908,000	772,000
Operating income (loss) ratio	(23.2)%	(0.6)%	3.0%	6.7%	3.8%
Capital expenditures (in thousands)	$9,124	$9,688	$14,275	$12,936	$7,008
Balance Sheet Data:
Working capital	$3,996	$50,773	$47,040	$44,986	$38,367
Total assets	76,220	125,127	125,681	118,794	96,662
Total debt	24,024	—	—	—	—
Shareholders’ equity	25,805	86,358	86,853	79,388	66,145

(1) A store becomes comparable after it has been open for 14 full fiscal months.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     Gadzooks is a mall-based specialty retailer of casual apparel and related accessories for young women, principally between the ages of 16 and 22. On January 9, 2003, the Company announced plans to focus exclusively on apparel and accessories for females. The conversion of the Gadzooks stores to an all-female merchandise assortment took place early in the second half of fiscal 2003. In the second half of fiscal 2001, the Company began testing a new retail concept with the opening of four Orchid stores. The Orchid concept catered to the innerwear and sleepwear needs of females between the ages of 14 and 22. In January 2004, the Company decided to discontinue testing the Orchid concept and liquidated those stores during the first quarter of fiscal 2004. The Company opened its first store in 1983, and at fiscal year-end 2003, operated 406 Gadzooks stores and four Orchid stores in 41 states. The Company opened one Gadzooks store and one Orchid store in fiscal 2003, 11 Gadzooks stores in fiscal 2002 and 56 Gadzooks stores and four Orchid stores in fiscal 2001. Thirty Gadzooks stores and one Orchid store were closed during fiscal 2003, three Gadzooks stores were closed during fiscal 2002 and four Gadzooks stores were closed during fiscal 2001. During the first quarter of fiscal 2004, the Company closed 158 stores. As of May 1, 2004, the Company operates 252 stores.

Subsequent Event – Voluntary Bankruptcy Filing

     On February 3, 2004, Gadzooks filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Dallas and was assigned case number 04-31486-hdh11. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

     At first day hearings held on February 3 and 4, 2004, the Court entered orders granting authority to the Company to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from January 24, 2004, and to honor customer service programs, including returns, store credits and gift cards. On February 3, 2004, the Court also gave interim approval for a debtor-in-possession revolving credit facility, referred to as the DIP Facility, with Wells Fargo Retail Finance, LLC in the aggregate amount of $30 million for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. On February 25, 2004, the Court gave final approval on the DIP Facility underwritten by Wells Fargo Retail Finance, LLC. A description of the DIP Facility appears in Item 7. Management’s Discussion and Analysis – Long-Term Debt and Credit Agreement.

     Background of Filing — In January 2003, the Company announced its decision to convert the Gadzooks stores to an all-female merchandise assortment early in the second half of fiscal 2003. The Company anticipated an operating loss during the transition phase in fiscal 2003, with expectations of returning to profitability in fiscal 2004. However, as a result of a rapid decline in liquidity resulting from below-plan sales and earnings performance in the second half of fiscal 2003, an erosion of supplier confidence, intense competition and unsuccessful sales and marketing initiatives, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, on February 3, 2004. Under Chapter 11, the Company expects to continue to operate its business as debtor-in-possession under court protection from its creditors and claimants, while using the Chapter 11 process to complete the reorganization of its core business around approximately 250 stores that were chosen to strengthen its market share in the junior apparel business.

     Consequence of Filing — As a consequence of the Chapter 11 filing, all pending claims against the Company are stayed and no party may take any action to realize its pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Company’s intention to address all of its pre-petition claims in a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

     Restructuring Activities — Since filing for bankruptcy protection, management has been actively engaged in restructuring the Company’s operations. With the assistance of an independent consulting firm specializing in restructuring operations, management analyzed all of the Company’s stores based on a number of factors including, but not limited to, historical sales results, expected future sales results, occupancy cost, and mix of juniors versus men’s business to identify the optimal set of stores to retain and operate. Management continues to evaluate the operating results of all the Company’s stores. The cost to terminate leases on stores identified for closure could be as much as $15.0 million, but the Company believes the ultimate liability could be much less than that amount. The Company is currently operating approximately 250 stores, but there can be no guarantee that additional stores will not be closed, or that stores already closed will not be reopened with an improved occupancy structure. Management retained an independent real estate consulting firm to assist the Company in achieving the most cost effective strategy for exiting stores targeted for closure. The real estate consultant has also assisted management in its efforts to negotiate reduced rents for certain properties. Those real estate initiatives are ongoing. Management also thoroughly evaluated its merchandising activities in an effort to improve the Company’s sales, merchandise margin and inventory turnover metrics. Under the supervision of a new President and Chief Merchandising Officer (assumed the position in February 2004), the Company’s merchandising group has implemented a number of new strategies including, but not limited to, the following:

•	an increased emphasis on establishing leadership positions in the mall in certain product categories,

•	the accelerated identification and liquidation of slow-moving items,

•	an increased emphasis on popular brands,

•	more appropriate utilization of the Company’s private brands,

•	an increased emphasis on offering products that customers are inclined to purchase for immediate use (“buy now, wear now”),

•	the maintenance of more appropriate inventory mix metrics (e.g., tops to bottoms ratio),

•	maintaining lower inventory levels to promote faster inventory turns and a more desirable shopping experience in the stores and

•	providing for more frequent changes to store visuals and merchandise presentations.

     Management has also significantly reduced the Company’s fixed cost structure primarily by eliminating approximately 65 field management and corporate positions in fiscal 2004 and, accordingly, the Company will recognize any severance related expenses in fiscal 2004. Management expects that the cost reductions the Company has implemented will result in annualized expense savings in excess of $10 million. Management believes it will be necessary to raise additional capital to liquidate and/or restructure the Company’s pre-petition obligations, to satisfy the Company’s lease termination liabilities arising from the rejection of store leases and to adequately capitalize the business. The Company has engaged an investment banker to assist it in determining and satisfying its capital needs. At this time it is not possible to predict the exact amount or nature of such new capital. In addition, there can be no guarantee that additional capital will be available to the Company, or that such capital will be available on terms favorable to the Company. Raising additional capital could result in the significant dilution of current equity interests, but it is not possible to predict the extent of such potential dilution at this time.

     Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interests to participate. Although the Company expects to file a reorganization plan that provides for emergence from bankruptcy in the second half of 2004, there can be no assurance that a reorganization plan will be proposed by the Company or confirmed by the Court, or that any such plan will be consummated. As such, it is currently impossible to predict with any degree of certainty how the plan will treat pre-petition claims and the impact the Chapter 11 filing and any reorganization plan may have on shares of common stock of Gadzooks.

     The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The filing of Chapter 11 raises substantial doubt about the Company’s ability to continue as a going concern. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or the classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

     All of the Company’s pre-petition debt is now in default due to the Chapter 11 filing. Accordingly, the accompanying Consolidated Balance Sheet as of January 31, 2004 reflects the classification of the Company’s pre-petition debt as current.

     Accounting Impact — Beginning in the first quarter of fiscal 2004, the Company will be required to follow Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Pursuant to SOP 90-7, the Company’s pre-petition liabilities that are subject to compromise will be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Chapter 11 filing as reorganization items.

     In January 2004, the Company entered into an agreement with a consulting firm to help with the complete liquidation of its inventory in 37 under-performing stores. All amounts paid or payable to the firm pursuant to the contract are contingent upon the firm’s ability to meet certain minimum levels of sales performance. During the fourth quarter of fiscal 2003, the Company recognized approximately $133,000 owed to the firm (or paid to the firm) based on sales through year-end as selling, general and administrative expense pursuant to the contract. In addition, during the fourth quarter of fiscal 2003, the Company recognized $546,000 in cost of sales in order to write-down inventory to its estimated net realizable value at the applicable stores that had not been liquidated as of year-end. Six of these stores were closed during fiscal 2003 and the remaining stores were closed during the first quarter of fiscal 2004. During the first quarter of fiscal 2004, the Company performed one of the following on all of the store closures: 1) exercised early termination provision of the lease, 2) closed the store due to a lease expiration or 3) rejected the lease.

     In February 2004, the Company entered into an agreement with a consulting firm to help with the complete liquidation of its inventory in 127 under performing stores. Under the terms of the agreement, the Company was guaranteed a certain percentage of the aggregate retail price of the merchandise as determined by the contract and was reimbursed for store level operating expenses of the respective stores for the term of the liquidation. A total of $2.5 million was recorded as cost of goods sold through a write-down of the respective inventory to its estimated net realizable value during the fourth quarter of fiscal 2003 pursuant to this agreement. All of these stores were closed during the first quarter of fiscal 2004. The Company and liquidation firm are negotiating the final settlement and amounts owed pursuant to the contract. During the first quarter of fiscal 2004, the Company performed one of the following on all but three of the store closures: 1) exercised early termination provision of the lease, 2) closed the store due to a lease expiration or 3) rejected the lease.

Critical Accounting Policies and Estimates

     The preparation of Gadzooks’ consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates such estimates including sales return rates, inventory reserves, impairment of long-lived assets, income taxes and accrued expenses. Actual results may differ from these estimates.

     Gadzooks’ accounting policies are generally straightforward, however, the following require more significant management judgments and estimates.

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

     Long-lived Asset Impairment. As discussed in Note 3 of the consolidated financial statements, management periodically reviews its long-lived assets for impairment and records a provision whenever events or circumstances indicate that the net book value of the asset may not be recoverable. Impairment is determined based on several factors, including but not limited to, current year operating loss or cash flow loss combined with a history and forecast of operating or cash flow losses, significant negative industry or economic trends and a current expectation, that more likely than not, the asset will be disposed of significantly before the end of its previously estimated useful life. If management determines that an impairment exists, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the assets. The amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair market value of the related assets.

     Deferred Tax Assets. Due to our operating losses and continuing same store sales declines since the conversion to an all-female concept, we recognized a valuation allowance of approximately $25.0 million to reduce our deferred tax assets and tax benefits generated during fiscal 2003. The Company does not anticipate recording any tax benefit associated with operating losses in the foreseeable future. At January 31, 2004, the Company had tax receivables totaling $5.3 million, representing the amount of the current year estimated operating loss that can be carried back to prior years’ taxable income to obtain a tax refund.

     Accrued Expenses. On a monthly basis, certain expenses are estimated in an effort to reflect these expenses in the proper period. Gadzooks’ most material estimates relate to self-insurance reserves, store level operating expenses and bonuses. The self-insurance reserves for medical and worker’s compensation claims are recorded based on historical claim levels adjusted for changes in the employee base. If the historical claims used to calculate these estimates are not reflective of actual results, additional expenses may be incurred up to the point that the Company’s stop loss insurance begins. The Company is self-insured for property claims at the store level. Property claims at the store level are estimated and recognized as incurred. Accrued store level operating expenses are estimated based on current activity and historical results. Bonuses are based on performance and projected performance for the remainder of the bonus period. If actual results are significantly different from Gadzooks’ expectations, an adjustment to expenses may be required.

     Store Closures. Reserves for store closures, related to leases without early termination provisions, represent calculations of the present value of the remaining lease obligation, reduced by estimated sub-tenant income, plus other estimated contractual obligations as stated in the lease. For leases with early termination provisions, the liability for costs to terminate a lease before the end of its term is recognized when the Company terminates the lease in accordance with the contract terms. Expenses associated with the establishment of these reserves are reflected in general and administrative expense. Operating expenses reflect the future lease obligation or lease termination payments, less any remaining accrual for straight-line average rent. Store fixtures are transferred at historical cost to other store locations, written off or written down to their net realizable value and sold.

Results of Operations

     The following table sets forth for the periods indicated certain selected statement of operations data expressed as a percentage of net sales and certain store data:

	Fiscal Year
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	88.1	75.1	74.6

Gross profit	11.9	24.9	25.4
Selling, general and administrative expenses	31.6	23.7	22.2
Long-lived asset impairments	3.5	1.8	0.2

Operating income (loss)	(23.2)	(0.6)	3.0
Interest income (expense), net	(0.3)	—	0.1

Income (loss) before income taxes	(23.5)	(0.6)	3.1
Provision (benefit) for income taxes	0.5	(0.2)	1.2

Net income (loss)	(24.0)%	(0.4)%	1.9%

Number of stores open at end of period	410	439	431

     Fiscal Year. The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest January 31. Fiscal 2003 was the 52-week period ending January 31, 2004.

Fiscal 2003 Compared to Fiscal 2002

     Net sales decreased approximately $67.0 million, or 20.6 percent, to $258.5 million during fiscal 2003 from $325.5 million during fiscal 2002. The total Company sales decrease was due to a comparable store sales decrease of $60.6 million and a sales decrease of $8.3 million due to closed stores, partially offset by $1.9 million of sales for the two new stores opened during fiscal 2003 and for those stores not yet included in the comparable store sales base. Comparable store sales decreased 19.3 percent for fiscal 2003. The decrease in comparable store sales is attributed to the conversion to an all-female assortment and the Company’s failure to build its share of the junior apparel and accessory market as quickly as planned. The average dollar sale decreased by 8.9 percent for the year, and the number of transactions per average store declined by 10.1 percent. A store becomes comparable after it has been open for 14 full fiscal months.

     Gross profit decreased approximately $50.5 million to $30.7 million during fiscal 2003 from $81.2 million in fiscal 2002. As a percentage of net sales, gross profit decreased 13.0 percent to 11.9 percent from 24.9 percent in fiscal 2002. Merchandise margin as a percentage of sales was 8.5 percent lower than the prior year. This decrease is attributable to increased markdown activity during the period, as a result of the Company’s liquidation of all its men’s merchandise in the first half of the year, lower of cost or market adjustments recorded at year-end in relation to stores slated to close in the first quarter of fiscal 2004 of $3.0 million, markdowns taken to liquidate inventories in the 31 stores that closed in fiscal 2003 and significant promotional activity in the second half of the year initiated to stimulate sales and accelerate the Company’s market share growth. Occupancy costs as a percentage of sales increased 4.0 percent, and buying and distribution costs as a percentage of sales increased by 0.7 percent. Of the increase in store occupancy costs as a percentage of sales, 3.6 percent was due to negative sales leverage, and the rest was the result of an increase in occupancy costs per average square foot due to the higher costs associated with new stores and remodels as well as higher depreciation expense associated with store refurbishments and accelerated depreciation of fixtures disposed of in the conversion to an all-female merchandise assortment. The increase in buying and distribution costs as a percentage of sales was primarily due to the negative leverage effect of the comparable store sales decrease.

     Selling, general and administrative, or SG&A expenses, increased approximately $4.4 million to $81.7 million in fiscal 2003 from $77.3 million in fiscal 2002. The aggregate increase in SG&A is primarily attributable to costs of $3.0 million associated with the liquidation of the men’s merchandise, lease termination costs of $3.4 million and additional advertising and marketing expenses of $2.0 million related to the all-girls transition offset in part by a reduction in payroll costs of $3.2 million, and a reduction in inventory service costs of $528,000. As a percentage of net sales, SG&A increased 7.9 percent to 31.6 percent from 23.7 percent in fiscal 2002. The increase in the SG&A percentage is primarily the result of the negative leverage effect of the comparable store sales decrease, costs associated with the liquidation of the men’s merchandise, lease termination costs and the increase in advertising and marketing costs related to the transition.

     The Company recorded $828,000 in net interest expense during fiscal 2003 compared to $74,000 in net interest income in fiscal 2002. The change is due primarily to an increase in the costs associated with the Company’s credit facility, an increase in amounts borrowed under the facility and interest on the notes issued in the latter part of the third quarter, and to a lesser extent, increased letter of credit activity and lower average cash balances.

     The Company recorded a provision for income taxes of $1.1 million in fiscal 2003 compared to a $675,000 tax benefit in fiscal 2002. Due to operating losses and continuing same store sales declines since the conversion to an all-female concept, the Company recorded a valuation allowance of approximately $25.0 million to reduce our deferred tax assets and tax benefits generated during fiscal 2003. The Company does not anticipate recording any tax benefit associated with operating losses in the foreseeable future. At January 31, 2004, the Company had tax receivables totaling $5.3 million, representing the amount of the current year estimated operating loss that can be carried back to prior years’ taxable income to obtain a tax refund.

     Long-lived Asset Impairments. As indicated in Note 3 of the consolidated financial statements, the Company has experienced significant operating losses and continuing same store sales declines since the conversion to an all-female concept. The Company also filed for bankruptcy in fiscal 2004 and as a result, liquidated and closed 158 stores in the first quarter of fiscal 2004. Consequently, the Company performed an impairment analysis on all of its stores during fiscal 2003 and recorded a non-cash impairment charge of $9.0 million to reflect fixtures and leasehold improvements at their respective estimated fair value. The Company is currently considering the closure of approximately 15 to 20 additional under-performing stores in fiscal 2004. If management determines that it is unlikely that a store’s expected future operating results will be sufficient to meet the Company’s financial objectives, management will consider remedial actions up to and including closing the store. If management approves a plan for closing a store or stores, the Company will recognize the liability for the costs associated with the plan as the liabilities are incurred. Costs to close a store can vary greatly based on the remaining life of a lease, buyout options with landlords and severance costs.

Fiscal 2002 Compared to Fiscal 2001

     Net sales increased approximately $11.7 million, or 3.7 percent, to $325.5 million during fiscal 2002 from $313.8 million during fiscal 2001. Net sales for the 11 new stores opened during fiscal 2002 and for those not yet qualifying as comparable stores accounted for $22.0 million of total sales. These sales were primarily offset by a comparable store sales decrease of $10.3 million, or 3.4 percent, in fiscal 2002. Sales per average store by category compared to the prior year were as follows: shoes – increased 2.3 percent; men’s apparel – decreased 5.4 percent; accessories – decreased 6.8 percent and junior apparel was flat to fiscal 2001. The decrease in comparable store sales is attributed to increased competition and a difficult retail environment. The average dollar sale increased by 3.1 percent for the year, and the number of transactions per average store declined by 6.3 percent. A store becomes comparable after it has been open for 14 full fiscal months.

     Gross profit increased approximately $1.4 million to $81.2 million during fiscal 2002 from $79.8 million in fiscal 2001. As a percentage of net sales, gross profit decreased 0.5 percent to 24.9 percent from 25.4 percent in fiscal 2001. Merchandise margin as a percentage of sales was 0.8 percent higher than the prior year. This increase is primarily attributable to improved inventory shrinkage results as well as higher merchandise margins resulting from a shift in the merchandise mix to increased levels of private-label merchandise. Offsetting the improvement in merchandise margin was a 1.3 percent increase in occupancy costs as a percentage of sales. Of the increase in store occupancy costs as a percentage of sales, 0.6 percent was due to negative sales leverage, and the rest was the result of a 4.0 percent increase in occupancy costs per average square foot due to the higher costs associated with new stores and remodels as well as higher depreciation expense associated with store refurbishments. Buying and distribution costs as a percentage of sales were essentially flat to fiscal 2001.

     Selling, general and administrative, or SG&A expenses, increased approximately $7.5 million to $77.3 million in fiscal 2002 from $69.8 million in fiscal 2001. The aggregate increase in SG&A is primarily attributable to additional store expenses as a result of the Company’s expanded store base during the past fiscal year and an increase in administrative costs to support the larger store base. As a percentage of net sales, SG&A increased 1.5 percent to 23.7 percent from 22.2 percent in fiscal 2001. The increase in the SG&A percentage is primarily the result of the negative leverage effect of the comparable store sales decrease, an increase in store payroll expense, increased advertising and visual marketing costs, accelerated depreciation and the write-off of certain project costs related to an abandoned information systems project.

     The Company’s net interest income decreased $220,000 to $74,000 in 2002 from $294,000 in fiscal 2001, due to both lower average cash balances and lower interest rates in fiscal 2002.

     The Company’s effective tax rate decreased to 35.0 percent in fiscal 2002 from 38.3 percent in fiscal 2001. This decrease is primarily due to a change in mix of contribution to income from different states in fiscal 2002 as compared to fiscal 2001.

     Long-lived Asset Impairments. As indicated in Note 3 of the consolidated financial statements, during fiscal 2002, the Company recorded a non-cash impairment charge of $5,870,000 to reflect fixtures and leasehold improvements at their respective estimated fair value in a total of 71 under-performing stores. The Company closed 26 of these stores in fiscal 2003. The total impairment charge is expected to reduce depreciation expense by approximately $978,000 annually over the average remaining useful lives of these assets (approximately 6.1 years). Management will continue to monitor these stores along with its regular review of the performance of all the Company’s stores. If management determines that it is unlikely that a store’s expected future operating results will be sufficient to meet the Company’s financial objectives, management will consider remedial actions up to and including closing the store. If management approves a plan for closing a store or stores, the Company will recognize the liability for the costs associated with the plan as the liabilities are incurred. Costs to close a store can vary greatly based on the remaining life of a lease, buyout options with landlords and severance costs.

Quarterly Results and Seasonality

     The Company’s quarterly results of operations may fluctuate materially depending on, among other things, net sales contributed by new stores, increases or decreases in comparable store sales and changes in the Company’s merchandise mix. In fiscal 2004 particularly, the Company’s quarterly results are also likely to fluctuate significantly due to the liquidation of the 158 stores during the first quarter of fiscal 2004.

     The Company’s business is also subject to seasonal influences, with higher sales during the Christmas holiday, back-to-school, and spring break seasons. The Christmas holiday season remains the Company’s single most important selling season.

The Company believes, however, that the significance of the back-to-school season (which affects operating results in the second and third quarters) and the spring break season (which affects operating results in the first quarter) reduces somewhat the Company’s dependence on the Christmas holiday selling season.

     The following table sets forth certain statement of operations and operating data for each of the Company’s last eight fiscal quarters. The following quarterly data was derived from unaudited financial statements of the Company, which in the opinion of management of the Company, contain all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation thereof. Results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

	Fiscal 2003				Fiscal 2002
($ in thousands, except operating	First	Second	Third	Fourth	First	Second	Third	Fourth
data and per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Statement of operations data:
Net sales	$70,741	$68,474	$49,190	$70,101	$78,275	$76,697	$73,734	$96,814
Gross profit (2)	13,274	9,660	5,443	2,280	21,606	19,328	16,949	23,316
Operating income (loss) (1) (2)	(6,754)	(12,749)	(13,240)	(27,262)	2,821	166	(1,411)	(3,584)
Net income (loss) (1) (2)	(4,143)	(7,862)	(22,107)	(27,865)	1,757	115	(856)	(2,274)
Net income (loss) per share (1) (2)
Basic	$(0.45)	$(0.86)	$(2.42)	$(3.05)	$0.19	$0.01	$(0.09)	$(0.25)
Diluted	$(0.45)	$(0.86)	$(2.42)	$(3.05)	$0.19	$0.01	$(0.09)	$(0.25)
Average shares outstanding
Basic	9,147	9,127	9,132	9,140	9,095	9,135	9,132	9,140
Diluted	9,147	9,127	9,132	9,140	9,350	9,274	9,132	9,140
Selected operating data:
Stores open at end of period	430	427	414	410	437	439	441	439

(1)	Includes a charge for long-lived asset impairments of $8,974,000 during the fourth quarter of 2003 and a charge for long-lived asset impairments of $5,870,000 during the fourth quarter of 2002.

(2)	Includes a charge of $3,046,000 for the write-down of inventory to its estimated net realizable value during the fourth quarter of 2003, related to the 158 stores that were closed in fiscal 2004.

Liquidity and Capital Resources

     As a result of significant operating losses incurred in fiscal 2003, a considerable and rapid reduction in available trade credit and the inability to secure additional financing, the Company filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in February 2004. Management continues to operate the Company as debtor-in-possession. The cost to terminate leases on stores identified for closure could be as much as $15.0 million, but the Company believes the ultimate liability could be much less than that amount. Management believes it will be necessary to raise additional capital to liquidate and/or restructure the Company’s pre-petition obligations, to satisfy the Company’s lease termination liabilities arising from the rejection of store leases and to adequately capitalize the business. The Company has engaged an investment banker to assist it in determining and satisfying its capital needs. At this time it is not possible to predict the exact amount or nature of such new capital. In addition, there can be no guarantee that additional capital will be available to the Company, or that such capital will be available on terms favorable to the Company. Raising additional capital could result in the significant dilution of current equity interests, but it is not possible to predict the extent of such potential dilution at this time.

     General. During the last three fiscal years, the Company’s primary uses of cash have been to finance new store openings, store remodels, and information system enhancements and to purchase merchandise inventories.

     Cash Flows. During fiscal 2003, 2002 and 2001, cash flows from (used by) operating activities were ($34.4) million, $14.9 million and $7.4 million, respectively. Cash flow from operations before working capital changes decreased to ($36.1) million in fiscal 2003 from $11.5 million in the prior year primarily due to the decline in operating results discussed above.

     Working capital components provided $1.7 million in fiscal 2003. Cash provided was primarily the result of lower average store inventory levels ($15.6 million) offset in part by a decrease in accounts payable ($12.0 million).

     Working capital components provided $3.4 million in fiscal 2002. Cash provided was primarily the result of lower average store inventory levels ($7.5 million), offset in part by an increase in other assets ($4.5 million) consisting primarily of prepaid monthly store rent, which is due to a timing difference in rent payments.

     Cash used in investing activities approximated $9.0 million, $9.7 million and $14.0 million for fiscal 2003, 2002 and 2001, respectively.

     The Company spent $9.1 million on capital expenditures during fiscal 2003, the primary components of which were $2.1 million to open one new Gadzooks store, open one new Orchid store, remodel three Gadzooks stores, refurbish 26 Gadzooks stores and purchase other assets for open stores, $6.7 million to update the fixtures of all the Gadzooks stores to support the transition to an all-female merchandise assortment and $337,000 used for corporate purposes, such as the reconfiguration of the distribution center and computer hardware replacements. The Company received $122,000 in net proceeds for disposed assets related to the all-female transition.

     The Company spent $9.7 million on capital expenditures during fiscal 2002, the primary components of which were $1.9 million to open 11 new stores and remodel one Gadzooks store, $2.2 million to refurbish 91 existing Gadzooks stores, $3.6 million to update the look of all the Gadzooks stores and $2.0 million to purchase and/or upgrade information systems and for other corporate purposes. The Company opened one, 11 and 56 new Gadzooks stores in fiscal 2003, 2002 and 2001, respectively, and one and four new Orchid stores in fiscal 2003 and 2001, respectively.

     Net cash flow provided by financing activities totaled $24.4 million, $679,000 and $1.2 million for fiscal 2003, 2002 and 2001, respectively. Primary sources of financing in fiscal 2003 include a net line of credit advance of $11.3 million and net proceeds from issuance of long-term debt of $13.1 million. The Company received $460,000 from the exercise of employee stock options in fiscal 2002. There were no employee stock options exercised in fiscal 2003. The Company received $155,000 and $219,000 for sales of treasury stock in fiscal 2003 and fiscal 2002, respectively, and purchased $102,000 in treasury stock in fiscal 2003.

     As described more fully in Notes 7 and 8 to the consolidated financial statements as of January 31, 2004 our contractual obligations were as follows:

		Payment Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Credit Agreement	11,271,628	11,271,628
Long-term debt obligations	14,000,000	14,000,000
Operating lease obligations	139,642,393	27,011,760	48,241,858	33,908,414	30,480,361
Purchase Obligations	18,929,000	18,929,000

Total	183,843,021	71,212,388	48,241,858	33,908,414	30,480,361

     Long-term Debt and Credit Agreement. On October 9, 2003, the Company issued $14,000,000 of 5% Convertible Subordinated Notes (“Notes”) due October 9, 2008 with interest payable semi-annually commencing April 1, 2004. The Notes, as well as unpaid accrued interest, are convertible at any time at the option of the holder into common stock at a conversion price of $5.00 per share. However, the investors are contractually prohibited from converting Notes into shares of common stock without receiving prior shareholder approval if such issuance of common stock would exceed 20 percent of the Company’s outstanding shares of common stock or result in the ownership by any one shareholder of greater than 20 percent of the Company’s outstanding shares of common stock. The Company has recorded a beneficial conversion discount of $1,372,000 as a credit to additional paid-in capital based on the difference between the fair value and the conversion price (calculated as the intrinsic value) as of October 9, 2003. The discount will be amortized over a three-year period using the effective interest method. At the option of the Company, the Notes, as well as unpaid accrued interest, may be converted into shares of common stock at any time after April 9, 2005 if the closing price of the Company’s common stock is greater than $6.00 for 20 trading days during a 30 consecutive trading day period. At any time after October 9, 2006, the Company has the right to prepay the Notes and the holders have the right to put the Notes back to the Company at the face value of the Notes, plus unpaid accrued interest. As of January 31, 2004, the Notes, and unpaid accrued interest, were convertible into 2,842,778 shares of common stock with a fair value of $2,842,778. As a result of the bankruptcy filing on February 3, 2004, all of the Notes, as well as the unpaid accrued interest, became due and payable for a total of $14,213,889.

     On April 11, 2003, the Company and Wells Fargo Retail Finance LLC (“Wells Fargo”) entered into a three-year $30 million revolving credit agreement (the “Facility”), which is secured by an exclusive and first priority, perfected interest in all assets of the Company. The credit agreement also provides for the issuance of letters of credit that are used in connection with merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit.

     On October 31, 2003, the Company and Wells Fargo entered into an amendment of the three-year $30 million revolving line of credit agreement. The covenants imposed by the amendment require minimum levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum accounts payable balances and a capital infusion of not less than $7.5 million. The EBITDA and accounts payable balance covenants become effective only in the event of a measurement event as defined by the amendment. At January 31, 2004, the Company was in default under the Facility. As of January 31, 2004, amounts available to borrow under the amended credit line are limited as described above, by the outstanding line balance of $11.3 million and by outstanding letters of credit of $10.7 million. The weighted average interest rate for the year ended January 31, 2004 on these borrowings was 5.0 percent.

     Included in the foregoing amounts are significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against Gadzooks may not be enforced. Therefore, the commitments shown above may not reflect actual cash outlays in the future period.

     On February 3, 2004, the Company and Wells Fargo entered into a one-year $30 million debtor-in-possession loan and security agreement (the “DIP Facility”), which is secured by a super-priority administrative expense claim and a super-priority lien, on all assets of the Company. As a pre-condition to obtaining the DIP financing, the Company paid in full its existing credit facility of $11.3 million subsequent to the bankruptcy filing. The Company’s borrowings under the agreement are limited to the lesser of 68% of eligible inventory (as defined by the DIP Facility) or 85% of the appraised inventory liquidation value of eligible inventory plus 85% of eligible credit card accounts receivable less certain financial reserves specified by Wells Fargo. As of May 1, 2004, amounts available to borrow under the DIP Facility, limited as described above and by outstanding letters of credit of $3.0 million, totaled $11.7 million. The DIP Facility also provides for the issuance of letters of credit that are generally used in connection with merchandise purchases and securing obligations of the Company. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The DIP Facility subjects the Company to certain weekly and monthly financial covenants. Covenants on sales and disbursements are tested weekly on a cumulative basis. Inventory and gross margin percentage covenants are tested monthly (non-cumulative), and covenants on earnings before interest, taxes, depreciation and amortization are tested monthly on a cumulative basis. Amounts borrowed under the revolving line will bear interest at 1.00% above Wells Fargo’s prime rate, and amounts outstanding under letters of credit will bear interest at 2.00%. The DIP Facility also contains an unused line fee of 0.375%. The DIP Facility was amended (the “First DIP Amendment”) on February 25, 2004 to allow the Company to include 75% of federal income tax refunds receivable in the borrowing base in certain situations and to modify the inventory advance rate. Pursuant to the First DIP Amendment, the inventory component of the borrowing base calculation is now calculated as the lesser of 75% of eligible inventory or 85% of the appraised inventory liquidation value of eligible inventory.

     Employee Retention and Incentive Plan. The Company has received approval from the U.S. Bankruptcy Court for an employee retention and incentive plan. The plan is comprised of three primary components including a retention bonus, a performance incentive and a severance program. Under the terms of the plan, the retention bonus component would be due to eligible employees on the sooner of the effective date of confirmation by the Court of a plan of reorganization or plan of liquidation, sixty days after the Company or the employee’s business unit is sold or the date of the employee’s termination without cause by the Company. The maximum payout for the retention bonus component is an aggregate of $1.1 million. The performance incentive component is payable to eligible employees if the Company meets or exceeds certain financial milestones from the Company’s fiscal 2004 business plan for the following three periods, each to be evaluated independently: February through April, May through August and September through January. The target incentive payments will be made for each period that the Company’s actual performance in that period at least exceeds the operating benchmark by the amount to be paid. The total target incentive payout for fiscal 2004, if earned by all eligible employees for all periods, would approximate $0.6 million. The plan also provides for potential additional end-of-year incentive payments if the Company exceeds its annual financial goals by specified amounts. The plan also includes a severance component payable in the event of an eligible employee’s termination without cause on or before the effective date of confirmation by the Court of a plan of reorganization or plan of liquidation or sixty days after the Company or the employee’s business unit is sold. The plan provides that any employee eligible for a severance payment is also eligible for a retention payment. The severance payout portion of the plan will terminate upon the effective date of a plan of reorganization or liquidation. The maximum payout for severance is an aggregate $1.2 million.

     Factoring. We believe that the majority of our merchandise vendors either enter into factoring arrangements whereby factors purchase the vendor’s invoices, or enter into agreements with factors to insure the payment of their invoices. This financing mechanism allows Gadzooks’ vendors to receive payment in a shorter period of time. Certain of these factors have modified the terms of agreements with some of Gadzooks’ vendors and have accelerated the due dates for payments by us, required us to provide standby letters of credit or refused to approve shipments altogether. We believe that these factors may continue to materially and adversely modify our payment terms until our results of operations improve. Further material modifications by factors could materially adversely affect our ability to obtain new inventory, meet our cash requirements and maintain necessary liquidity going forward.

     Store Closings. During fiscal 2003, the Company closed 31 stores that had been identified as under-performing. The total costs incurred as a result of store closings and lease termination agreements totaled $3.4 million for fiscal 2003, of which $719,600 was still accrued at January 31, 2004. The Company has already closed 158 stores in fiscal 2004 and is currently considering the closure of approximately 15 to 20 additional under-performing stores. Closing costs relating to the remaining stores will be accrued during fiscal 2004 when incurred. No assurance can be given however, that the 15 to 20 stores will be closed during fiscal 2004 or that additional stores will not be closed during fiscal 2004.

     Capital Expenditures. The Company anticipates capital expenditures of $250,000 to $450,000 in fiscal 2004 to update the fixtures of existing stores, as needed, to support the merchandise assortment. During fiscal 2003, the Company had capital expenditures of $9.1 million, of which $2.1 million was used to open one new Gadzooks store, one new Orchid store, remodel three Gadzooks stores, refurbish 26 Gadzooks stores and purchase other assets for open stores. Additionally, $6.7 million was spent to update the fixtures of all Gadzooks stores to support the transition to an all-female merchandise assortment. The remaining $337,000 was used primarily for corporate purposes, such as the reconfiguration of the distribution center and computer hardware replacements.

New Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). This statement amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We adopted SFAS No. 149 effective January 31, 2004. There was no impact to the Company upon the adoption of SFAS No. 149.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities. We adopted SFAS No. 150 effective January 31, 2004. We did not have any financial instruments that were classified as equity prior to the adoption of SFAS No. 150 that were required to be reclassified to liabilities.

     In December 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-10, “Application of EITF Issue No. 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor’, by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”). According to EITF 03-10, manufacturers’ coupons that meet certain criteria should be recorded gross-basis as revenue, and are not subject to the guidance in EITF 02-16. There was no impact to the Company upon the adoption of EITF 03-10.

     In December 2003 the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No.132(R)”). SFAS No. 132(R) revises the annual and interim disclosure requirements about pension and other postretirement benefits. We have complied with the new disclosure requirements that were effective for fiscal years ending after December 15, 2003 in this Annual Report on Form 10-K. Additional disclosure required for interim reporting and fiscal years beginning after June 15, 2004 will be disclosed when required.

Inflation

     The Company does not believe that inflation has had a material effect on net sales or results of operations. The Company has generally been able to pass on increased costs through increases in selling prices.

Special Note Regarding Forward-Looking Statements

     Our disclosure and analysis in this Annual Report, including the preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of Gadzooks. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “will,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in, or incorporated into, this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements and include, among other things, statements relating to:

     General Factors

•	general economic conditions,

•	weather conditions, including those which affect buying patterns of our customers,

•	changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies,

•	competitive pressures and other third party actions,

•	ability to timely acquire desired goods and/or fulfill labor needs at planned costs,

•	our ability to successfully implement business strategies and otherwise execute planned changes in various aspects of the business,

•	regulatory and legal developments,

•	our ability to attract, motivate and/or retain key executives and associates,

•	our ability to attract and retain customers,

•	other factors affecting business beyond our control,

     Bankruptcy Related Factors

•	our ability to continue as a going concern,

•	our ability to operate pursuant to the terms of the DIP Facility,

•	our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time,

•	our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 case,

•	risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have to propose and confirm a plan of reorganization, for the appointment of a Chapter 11 trustee or to convert the case to a Chapter 7 case,

•	our ability to obtain and maintain normal terms with vendors, factors and service providers,

•	our ability to maintain contracts that are critical to our operations,

•	the potential adverse impact of the Chapter 11 case on our liquidity or results of operations, and

•	our ability to fund and execute our business plan.

     Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of our various pre-petition liabilities and common stock. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of Gadzooks common stock receiving no value for their interests. Because of such possibilities, the value of the common stock is highly speculative. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

     These forward-looking statements are based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report, including the risks outlined under “Risk Factors” will be important in determining future results. Actual future results may vary materially from those reflected in our forward-looking statements. Because of these factors, we caution that investors should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges, or for purposes “other than trading” instruments that are likely to expose the Company to market risk, whether it be from interest rate, foreign currency exchange, commodity price or equity price risk. The Company has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps.

     The Company’s primary market risk exposure is that of interest rate risk. A change in LIBOR or the Prime Rate as set by Wells Fargo would affect the rate at which the Company could borrow funds under its DIP Facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Gadzooks, Inc.
Index to Consolidated Financial Statements

Page
Audited Consolidated Financial Statements:
Report of Independent Auditors	31
Consolidated Balance Sheets at January 31, 2004 and February 1, 2003	32
Consolidated Statements of Operations for the Years Ended January 31, 2004, February 1, 2003 and February 2, 2002	33
Consolidated Statements of Shareholders’ Equity for the Years Ended January 31, 2004, February 1, 2003 and February 2, 2002	34
Consolidated Statements of Cash Flows for the Years Ended January 31, 2004, February 1, 2003 and February 2, 2002	35
Notes to Consolidated Financial Statements	36 - 48

Report of Independent Auditors

To the Board of Directors and Shareholders of Gadzooks, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Gadzooks, Inc. and its subsidiaries at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on February 3, 2004, the Company voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s intentions with respect to this matter are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers, LLP

Dallas, Texas
May 5, 2004

Gadzooks, Inc.

Consolidated Balance Sheets

	Fiscal Year Ended
	January 31,	February 1,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,831,678	$20,769,129
Accounts receivable	1,206,732	1,321,012
Income tax receivable	5,343,086	—
Inventory	40,627,194	56,191,529
Other current assets	1,517,155	7,136,818

	50,525,845	85,418,488

Leaseholds, fixtures and equipment, net	24,903,651	34,823,910
Deferred tax assets	—	4,884,784
Debt issue costs	790,262	—

	25,693,913	39,708,694

	$76,219,758	$125,127,182

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$11,271,628	$—
Accounts payable	14,958,145	26,952,651
Accrued payroll and benefits	2,807,558	4,117,311
Other current liabilities	4,740,681	3,498,424
Income taxes payable	—	77,274
Convertible subordinated notes	12,751,971	—

	46,529,983	34,645,660

Accrued rent	3,884,290	4,124,012
Commitments and contingencies (Notes 1 and 8)
Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 9,159,671 and 9,159,671 shares issued and 9,147,024 and 9,144,758 shares outstanding, respectively	91,597	91,597
Additional paid-in capital	46,272,413	44,942,081
Retained earnings (deficit)	(20,527,033)	41,450,347
Treasury stock, at cost, 12,647 and 14,913 shares, respectively	(31,492)	(126,515)

	25,805,485	86,357,510

	$76,219,758	$125,127,182

The accompanying notes are an integral part of these consolidated financial statements.

Gadzooks, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2004	2003	2002
Net sales	$258,505,934	$325,520,820	$313,822,954
Costs and expenses:
Cost of goods sold, including buying, distribution and occupancy costs	227,849,465	244,320,456	234,054,103
Selling, general and administrative expenses	81,687,527	77,337,503	69,758,047
Long-lived asset impairments	8,974,086	5,869,901	563,081

	318,511,078	327,527,860	304,375,231

Operating income (loss)	(60,005,144)	(2,007,040)	9,447,723
Interest expense	903,654	75,864	138,201
Interest income	75,670	149,586	432,603

Income (loss) before income taxes	(60,833,128)	(1,933,318)	9,742,125
Provision (benefit) for income taxes	1,144,252	(675,756)	3,733,434

Net income (loss)	$(61,977,380)	$(1,257,562)	$6,008,691

Net income (loss) per share
Basic	$(6.78)	$(0.14)	$0.66

Diluted	$(6.78)	$(0.14)	$0.65

Average shares outstanding
Basic	9,136,355	9,125,627	9,039,912

Diluted	9,136,355	9,125,627	9,303,926

The accompanying notes are an integral part of these consolidated financial statements.

Gadzooks, Inc.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid in	Retained Earnings	Treasury Stock
	Shares	Capital	Capital	(Deficit)	Shares	Capital	Total
Balance, February 3, 2001	8,969,825	$89,698	$43,042,615	$36,699,218	52,797	$(443,588)	$79,387,943
Stock issued under option plans	147,412	1,474	966,255	—	—	—	967,729
Sale of treasury stock	—	—	95,156	—	(13,734)	112,311	207,467
Tax benefit from exercise of stock options	—	—	280,912	—	—	—	280,912
Net income	—	—	—	6,008,691	—	—	6,008,691

Balance, February 2, 2002	9,117,237	91,172	44,384,938	42,707,909	39,063	(331,277)	86,852,742
Stock issued under option plans	42,434	425	459,646	—	—	—	460,071
Sale of treasury stock	—	—	14,543	—	(24,150)	204,762	219,305
Tax benefit from exercise of stock options	—	—	82,954	—	—	—	82,954
Net loss	—	—	—	(1,257,562)	—	—	(1,257,562)

Balance, February 1, 2003	9,159,671	91,597	44,942,081	41,450,347	14,913	(126,515)	86,357,510
Purchase of treasury stock	—	—	—	—	40,800	(101,596)	(101,596)
Sale of treasury stock	—	—	(41,668)	—	(43,066)	196,619	154,951
Convertible subordinated note beneficial conversion discount	—	—	1,372,000	—	—	—	1,372,000
Net loss	—	—	—	(61,977,380)	—	—	(61,977,380)

Balance, January 31, 2004	9,159,671	$91,597	$46,272,413	$(20,527,033)	12,647	$(31,492)	$25,805,485

The accompanying notes are an integral part of these consolidated financial statements.

Gadzooks, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(61,977,380)	$(1,257,562)	$6,008,691
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of long-lived assets	8,974,086	5,869,901	563,081
Loss on disposal of assets	59,832	545,134	140,319
Depreciation and amortization	10,098,762	9,458,252	8,344,301
Deferred income taxes	6,771,033	(3,080,593)	(1,220,830)
Changes in operating assets and liabilities:
Accounts receivable	114,280	361,100	1,443,883
Income tax receivable/payable	(5,420,360)	(1,573,001)	(1,526,689)
Inventory	15,564,335	7,467,977	(7,718,038)
Other assets	3,733,412	(4,479,729)	175,513
Accounts payable	(11,994,506)	(138,899)	1,858,127
Accrued payroll and benefits	(1,309,753)	1,322,383	(1,446,931)
Other liabilities	1,002,536	414,323	818,493

Net cash provided by (used in) operating activities	(34,383,723)	14,909,286	7,439,920

Cash flows from investing activities:
Capital expenditures	(9,123,574)	(9,687,906)	(14,274,965)
Purchase of short-term investments	—	(5,957,176)	—
Proceeds from redemption of short-term investments	—	5,957,176	—
Proceeds from the sale of leaseholds, fixtures and equipment	121,882	—	243,854

Net cash used in investing activities	(9,001,692)	(9,687,906)	(14,031,111)

Cash flows from financing activities:
Proceeds from line of credit	124,871,208	—	—
Repayment of line of credit	(113,599,580)	—	—
Proceeds from issuance of convertible subordinated debt	14,000,000	—	—
Debt issue costs	(877,019)	—	—
Issuance of common stock under options plans	—	460,071	967,729
Purchase of treasury stock	(101,596)	—	—
Sale of treasury stock under employee benefit plans	154,951	219,305	207,467

Net cash provided by financing activities	24,447,964	679,376	1,175,196

Net increase (decrease) in cash and cash equivalents	(18,937,451)	5,900,756	(5,415,995)
Cash and cash equivalents at beginning of year	20,769,129	14,868,373	20,284,368

Cash and cash equivalents at end of year	$1,831,678	$20,769,129	$14,868,373

Cash paid (received) during the year for:
Interest	$455,842	$115,671	$135,257
Income taxes	(535,785)	4,306,230	6,482,779

The accompanying notes are an integral part of these consolidated financial statements.

Gadzooks, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Nature of the Company

     Gadzooks, Inc. (“Gadzooks” or the “Company”) is a mall-based, specialty retailer of casual apparel and related accessories for young women principally between the ages of 16 and 22. In the second half of fiscal 2001, the Company began testing a new retail concept with the opening of four Orchid stores. The Orchid concept catered to the innerwear and sleepwear needs of females between the ages of 14 and 22. At January 31, 2004, the Company had 410 company-owned stores in metropolitan and middle markets in 41 states, of which 406 were Gadzooks stores and four were Orchid stores. During the first quarter of fiscal 2004, the Company closed 158 stores. As of May 1, 2004, the Company operated 252 stores.

     The Company’s fiscal year ends on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal years 2003, 2002 and 2001 represent the 52-week periods ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

Subsequent Event — Voluntary Bankruptcy Filing

     On February 3, 2004, Gadzooks, Inc. (the “Debtor”) filed a voluntary petition for reorganization (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Northern District of Dallas (the “Court”) and was assigned case number 04-31486-hdh11. As a debtor-in-possession, the Company is authorized to continue operating as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

     At first day hearings held on February 3 and 4, 2004, the Court entered orders granting authority to the Company to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from January 24, 2004, and to honor customer service programs, including returns, store credits and gift cards. On February 3, 2004, the Court also gave interim approval for a debtor-in-possession revolving credit facility referred to as the DIP Facility with Wells Fargo Retail Finance, LLC in the aggregate amount of $30 million for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. On February 25, 2004, the Court gave final approval on the DIP Facility underwritten by Wells Fargo Retail Finance, LLC. A description of the DIP Facility appears in Note 7.

     Background of Filing — In January 2003, the Company announced its decision to convert the Gadzooks stores to an all-female merchandise assortment early in the second half of fiscal 2003. The Company anticipated an operating loss during the transition phase in fiscal 2003, with expectations of returning to profitability in fiscal 2004. However, as a result of a rapid decline in liquidity resulting from below-plan sales and earnings performance in the second half of fiscal 2003, an erosion of supplier confidence, intense competition and unsuccessful sales and marketing initiatives, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, on February 3, 2004. Under Chapter 11, the Company expects to continue to operate its business as debtor-in-possession under court protection from its creditors and claimants, while using the Chapter 11 process to complete the reorganization of its core business around approximately 250 stores that were chosen to strengthen its market share in the junior apparel business.

     Consequence of Filing — As a consequence of the Chapter 11 filing, all pending claims against the Company are stayed and no party may take any action to realize its pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Company’s intention to address all of its pre-petition claims in a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

     Restructuring Activities — Since filing for bankruptcy protection, management has been actively engaged in restructuring the Company’s operations. With the assistance of an independent consulting firm specializing in restructuring operations, management analyzed all of the Company’s stores based on a number of factors including, but not limited to, historical sales results, expected future sales results, occupancy cost, and mix of juniors versus men’s business to identify the optimal set of stores to retain and operate. Management continues to evaluate the operating results of all the Company’s stores. The cost to terminate leases on stores identified for closure could be as much as $15.0 million, but the Company believes the ultimate liability could be much less than that amount. The Company is currently operating approximately 250 stores, but there can be no guarantee that additional stores will not be closed, or that stores already closed will not be reopened with an improved occupancy structure. Management retained an independent real estate consulting firm to assist the Company in achieving the most cost effective strategy for exiting stores targeted for closure. The real estate consultant has also assisted management in its efforts to negotiate reduced rents for certain properties. Those real estate initiatives are ongoing. Management also thoroughly evaluated its merchandising activities in an effort to improve the Company’s sales, merchandise margin and inventory turnover metrics. Under the supervision of a new President and Chief Merchandising Officer (assumed the position in February 2004), the Company’s merchandising group has implemented a number of new strategies including, but not limited to, the following:

•	an increased emphasis on establishing leadership positions in the mall in certain product categories,

•	the accelerated identification and liquidation of slow-moving items,

•	an increased emphasis on popular brands,

•	more appropriate utilization of the Company’s private brands,

•	an increased emphasis on offering products that customers are inclined to purchase for immediate use (“buy now, wear now”),

•	the maintenance of more appropriate inventory mix metrics (e.g., tops to bottoms ratio),

•	maintaining lower inventory levels to promote faster inventory turns and a more desirable shopping experience in the stores and

•	providing for more frequent changes to store visuals and merchandise presentations.

     Management has also significantly reduced the Company’s fixed cost structure primarily by eliminating approximately 65 field management and corporate positions in fiscal 2004 and, accordingly, the Company will recognize any severance related expenses in fiscal 2004. Management expects that the cost reductions the Company has implemented will result in significant annualized expense savings. Management believes it will be necessary to raise additional capital to liquidate and/or restructure the Company’s pre-petition obligations, to satisfy the Company’s lease termination liabilities arising from the rejection of store leases and to adequately capitalize the business. The Company has engaged an investment banker to assist it in determining and satisfying its capital needs. At this time it is not possible to predict the exact amount or nature of such new capital. In addition, there can be no guarantee that additional capital will be available to the Company, or that such capital will be available on terms favorable to the Company. Raising additional capital could result in the significant dilution of current equity interests, but it is not possible to predict the extent of such potential dilution at this time.

     Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interests to participate. Although the Company expects to file a reorganization plan that provides for emergence from bankruptcy in the second half of 2004, there can be no assurance that a reorganization plan will be proposed by the Company or confirmed by the Court, or that any such plan will be consummated. As such, it is currently impossible to predict with any degree of certainty how the plan will treat pre-petition claims and the impact the Chapter 11 filing and any reorganization plan may have on shares of common stock of Gadzooks.

     The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The filing of Chapter 11 raises substantial doubt about the Company’s ability to continue as a going concern. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or the classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

     All of the Company’s pre-petition debt is now in default due to the Chapter 11 filing. Accordingly, the accompanying Consolidated Balance Sheet as of January 31, 2004 reflects the classification of the Company’s pre-petition debt as current.

     Accounting Impact — Beginning in the first quarter of fiscal 2004, the Company will be required to follow Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Pursuant to SOP 90-7, the Company’s pre-petition liabilities that are subject to compromise will be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Chapter 11 filing as reorganization items.

     In January 2004, the Company entered into an agreement with a consulting firm to help with the complete liquidation of its inventory in 37 under-performing stores. All amounts paid or payable to the firm pursuant to the contract are contingent upon the firm’s ability to meet certain minimum levels of sales performance. During the fourth quarter of fiscal 2003, the Company recognized approximately $133,000 owed to the firm (or paid to the firm) based on sales through year-end as selling, general and administrative expense pursuant to the contract. In addition, during the fourth quarter of fiscal 2003, the Company recognized $546,000 in cost of sales in order to write-down inventory to its estimated net realizable value at the applicable stores that had not been liquidated as of year-end. Six of these stores were closed during fiscal 2003 and the remaining stores were closed during the first quarter of fiscal 2004. During the first quarter of fiscal 2004, the Company performed one of the following on all of the store closures: 1) exercised early termination provision of the lease, 2) closed the store due to a lease expiration or 3) rejected the lease.

     In February 2004, the Company entered into an agreement with a consulting firm to help with the complete liquidation of its inventory in 127 under-performing stores. Under the terms of the agreement, the Company was guaranteed a certain percentage of the aggregate retail price of the merchandise as determined by the contract and was reimbursed for store level operating expenses of the respective stores for the term of the liquidation. A total of $2.5 million was recorded as cost of goods sold through a write-down of the respective inventory to its estimated realizable value during the fourth quarter of fiscal 2003, pursuant to this agreement. All of these stores were closed during the first quarter of fiscal 2004. The Company and liquidation firm are negotiating the final settlements and amounts owed pursuant to the contract. During the first quarter of fiscal 2004, the Company performed one of the following on all but three of the store closures: 1) exercised early termination provision of the lease, 2) closed the store due to a lease expiration or 3) rejected the lease.

2.	Summary of Significant Accounting Policies

     Principles of Consolidation. In June 2000, the Company completed a corporate restructuring. The consolidated financial statements include the accounts of Gadzooks, Inc. and its wholly owned affiliates, Gadzooks Holding Company and Gadzooks Management, L.P. All significant inter-company accounts and transactions have been eliminated in consolidation. Effective December 31, 2002, the Company again restructured, whereby Gadzooks Management, L.P. and Gadzooks Holding Company were merged into Gadzooks, Inc.

     Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at January 31, 2004, and February 1, 2003 and the reported amounts of revenues and expenses during each of the three years in the period ended January 31, 2004. On an ongoing basis, management evaluates such estimates including sales return rates, inventory reserves, impairment of long-lived assets, income taxes and accrued expenses. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The self-insurance reserves for medical and worker’s compensation claims are recorded based on historical claim levels adjusted for growth in the employee base. If the historical claims used to calculate these estimates are not reflective of actual results, additional expenses may be incurred up to the point that the Company’s stop loss insurance begins. The Company is self-insured for property and casualty claims at the store level. Property and casualty claims at the store level are estimated and recognized as incurred. Actual results could differ from these estimates.

     Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

     Inventory. Inventory is valued at the lower of average cost or market. Cost is determined using the weighted-average method. Markdown allowances received from vendors are recorded as a reduction of inventory cost and therefore as a reduction of cost of goods sold in the period in which the related merchandise is sold. In addition, inventories include an allocation of buying and distribution costs to prepare product for the stores less an estimate for shrink, which is based on historical shrink rates and adjusted to actual levels based on physical inventory results.

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

     Accrued Expenses. On a monthly basis, certain expenses are estimated in an effort to reflect these expenses in the proper period. Gadzooks’ most material estimates relate to self-insurance reserves, store level operating expenses and bonuses. The self-insurance reserves for medical and worker’s compensation claims are recorded based on historical claim levels adjusted for changes in the employee base. If the historical claims used to calculate these estimates are not reflective of actual results, additional expenses may be incurred up to the point that the Company’s stop loss insurance begins. The Company is self-insured for property claims at the store level. Property claims at the store level are estimated and recognized as incurred. Accrued store level operating expenses are estimated based on current activity and historical results. Bonuses are based on performance and projected performance for the remainder of the bonus period. If actual results are significantly different from Gadzooks’ expectations, an adjustment to expenses may be required.

     Revenue Recognition. Retail merchandise sales are recognized at the point of sale less sales returns and employee discounts. Management records a provision for estimated sales returns based on historical return rates. If sales return rates increase, an additional allowance may be required.

     Advertising. Advertising costs are expensed when incurred. Advertising costs were $3,913,678, $2,063,563 and $1,270,772 for fiscal years 2003, 2002 and 2001, respectively.

     Store Closures. Reserves for store closures, related to leases without early termination provisions, represent calculations of the present value of the remaining lease obligation, reduced by estimated sub-tenant income, plus other estimated contractual obligations as stated in the lease. For leases with early termination provisions, the liability for costs to terminate a lease before the end of its term is recognized when the Company terminates the lease in accordance with the contract terms. Expenses associated with the establishment of these reserves are reflected in general and administrative expense. Operating expenses reflect the future lease obligation or lease termination payments, less any remaining accrual for straight-line average rent. Store fixtures are transferred at historical cost to other store locations, written off or written down to their net realizable value and sold.

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

     Earnings (Loss) per Share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding during each period after giving effect to dilutive potential common shares resulting from outstanding stock options as well as from common shares that would result from the conversion of the convertible notes.

     Fair Value of Financial Instruments. Cash and cash equivalents, accounts receivable, trade accounts payable, credit facility and accrued liabilities are reflected in our financial statements at cost, which approximates fair value due to the short maturity of these instruments. The fair value of our convertible subordinated notes is discussed in Note 7 — Convertible Subordinated Notes and Credit Agreement.

     Stock Option Plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for the plans and, accordingly, does not recognize compensation expense for stock option plans because the Company issues options at exercise prices equal to the market value at date of grant.

     The following table shows Gadzooks’ net income (loss) for the years ended January 31, 2004, February 1, 2003, and February 2, 2002 had compensation expense for Gadzooks’ stock option plans applicable to the Company’s employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123 (these pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or cancelled in future years):

	Fiscal
	2003	2002	2001
Pro forma net income (loss):
Reported net income (loss)	$(61,977,380)	$(1,257,562)	$6,008,691
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,983,441)	(1,917,963)	(2,617,644)

Pro forma net income (loss)	$(63,960,821)	$(3,175,525)	$3,391,047

Net income (loss) per share:
Basic	$(6.78)	$(0.14)	$0.66

Basic — pro forma	$(7.00)	$(0.35)	$0.38

Diluted	$(6.78)	$(0.14)	$0.65

Diluted — pro forma	$(7.00)	$(0.35)	$0.36

     New Accounting Pronouncements. In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). This statement amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We adopted SFAS No. 149 effective January 31, 2004. There was no impact to the Company upon the adoption of SFAS No. 149.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities. We adopted SFAS No. 150 effective January 31, 2004. We did not have any financial instruments that were classified as equity prior to the adoption of SFAS No. 150 that were required to be reclassified to liabilities.

     In December 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-10, “Application of EITF Issue No. 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor’, by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”). According to EITF 03-10, manufacturers’ coupons that meet certain criteria should be recorded on a gross-basis as revenue, and are not subject to the guidance in EITF 02-16. There was no impact to the Company upon the adoption of EITF 03-10.

     In December 2003 the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132(R)”). SFAS No. 132(R) revises the annual and interim disclosure requirements about pension and other postretirement benefits. There was no impact to the Company upon the adoption of SFAS No. 132.

3.	Impairment of Long-lived Assets

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets held and used or to be disposed of by an entity be reviewed for impairment whenever events or circumstances indicate that the net book value of the asset may not be recoverable. The Company has experienced significant operating losses and continuing same store sales declines since the conversion to an all-female concept. As discussed in Note 1, the Company also filed for bankruptcy in fiscal 2004 and as a result, liquidated and closed 158 stores in the first quarter of fiscal 2004. Consequently, the Company performed an impairment analysis on all of its stores during fiscal 2003 and recorded a non-cash impairment charge of $8,974,000 to reflect fixtures and leasehold improvements at their respective estimated fair value.

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

     During the second quarter of 2002, the Company abandoned its point of sale software implementation project after learning that the software provider would offer a new point of sale software product in 2003 and would discontinue sales of the current software. As a result of the abandonment of the project, certain costs related to the original project were written off. The total impact of the write-off was a $310,000 loss on disposal during the second quarter of fiscal 2002.

     In the first quarter of fiscal 2002, the Company hired a consulting firm to review the current store base and provide recommendations on ways to update the look of more mature stores and enhance visual merchandising in all stores. The store update and visual enhancement program developed in conjunction with the consulting firm was finalized during the second quarter and was implemented primarily during the second and third quarters of 2002 in an attempt to increase the visual appeal, flow and shopability of all stores. The program includes the removal of certain leasehold improvements and fixtures prior to the end of their estimated useful life. As a result, the Company recognized accelerated depreciation and loss on disposal of assets related to the project of approximately $365,000 and $61,000 in the second and third quarters of fiscal 2002, respectively.

     In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of,” which requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the net book value of the asset may not be recoverable, the Company recorded a non-cash impairment charge of $563,000 in fiscal 2001 to reflect fixtures and leasehold improvements at their respective estimated fair value in a total of six under-performing stores.

4.	Inventory Liquidation Costs

     In April 2003, the Company entered into an agreement with a consulting firm to help with the complete liquidation of its men’s inventory. Under the terms of the agreement, the Company reimbursed the firm for certain operating costs and paid the firm a portion of the sales proceeds based on certain specified levels of sales performance as defined in the contract. All amounts paid to the firm or accrued under the contract were contingent upon the firm’s ability to meet certain minimum levels of sales performance. A total of $3.0 million was recorded as selling, general and administrative expenses during the first half of fiscal 2003 pursuant to this agreement.

     In addition, during 2004, the Company entered into two agreements with consulting firms to help in the complete liquidation of its inventory in a total of 164 stores. Additional details surrounding the agreements as well as the financial statement impact respective to the agreements are discussed in Note 1 — Subsequent Event — Bankruptcy Filing.

5.	Leaseholds, Fixtures and Equipment

     Leaseholds, fixtures and equipment are summarized as follows:

	January 31,	February 1,
	2004	2003
Leasehold improvements	$38,862,122	$42,857,260
Fixtures	32,945,731	32,962,622

	71,807,853	75,819,882
Less accumulated depreciation	(46,904,202)	(40,995,972)

	$24,903,651	$34,823,910

6.	Store Closing Costs

     During fiscal 2003, the Company closed 31 stores that had been identified as under-performing. The total costs incurred as a result of store closings and lease termination agreements totaled $3.4 million for fiscal 2003, of which $719,600 was still accrued at January 31, 2004. These costs, primarily composed of lease termination costs, are included in selling, general and administrative expenses. Store closure costs associated with the 158 stores that were closed in fiscal 2004 will be expensed as incurred in fiscal 2004.

     Included in the foregoing amount are significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against Gadzooks may not be enforced. Therefore, the commitments shown above may not reflect actual cash outlays in the future period.

7.	Convertible Subordinated Notes and Credit Agreement

     On October 9, 2003, the Company issued $14,000,000 of 5% Convertible Subordinated Notes (“Notes”) due October 9, 2008 with interest payable semi-annually commencing April 1, 2004. The Notes, as well as unpaid accrued interest, are convertible at any time at the option of the holder into common stock at a conversion price of $5.00 per share. However, the investors are contractually prohibited from converting Notes into shares of common stock without receiving prior shareholder approval if such issuance of common stock would exceed 20 percent of the Company’s outstanding shares of common stock or result in the ownership by any one shareholder of greater than 20 percent of the Company’s outstanding shares of common stock. The Company has recorded a beneficial conversion discount of $1,372,000 as a credit to additional paid-in capital based on the difference between the fair value and the conversion price (calculated as the intrinsic value) as of October 9, 2003. The discount will be amortized over a three-year period using the effective interest method. At the option of the Company, the Notes, as well as unpaid accrued interest, may be converted into shares of common stock at any time after April 9, 2005 if the closing price of the Company’s common stock is greater than $6.00 for 20 trading days during a 30 consecutive trading day period. At any time after October 9, 2006, the Company has the right to prepay the Notes and the holders have the right to put the Notes back to the Company at the face value of the Notes, plus unpaid accrued interest. Included in the foregoing amounts are significant pre-petition obligations. As of January 31, 2004, the Notes and unpaid accrued interest were convertible into 2,842,778 shares of common stock with a fair value of $2,842,778. As a result of the Bankruptcy Filing on February 3, 2004, all of the Notes, as well as the unpaid accrued interest, became due and payable for a total of $14,213,889. The estimated fair value of the convertible subordinated notes at January 31, 2004 was $8.3 million plus accrued interest. The estimated fair market value was based on a subsequent sale of a portion of the notes within a few days after January 31, 2004.

     On April 11, 2003, the Company and Wells Fargo Retail Finance LLC (“Wells Fargo”) entered into a three-year $30 million revolving credit agreement (the “Facility”), which is secured by an exclusive and first priority, perfected interest in all assets of the Company. The credit agreement also provides for the issuance of letters of credit that are used in connection with merchandise purchases. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit.

     On October 31, 2003, the Company and Wells Fargo entered into an amendment of the three-year $30 million revolving line of credit agreement. The covenants imposed by the amendment require minimum levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum accounts payable balances and a capital infusion of not less than $7.5 million. The EBITDA and accounts payable balance covenants become effective only in the event of a measurement event as defined by the amendment. At January 31, 2004, the Company was in default under the Facility. As of January 31, 2004, amounts available to borrow under the amended credit line, are limited as described above, by the outstanding line balance of $11.3 million and by outstanding letters of credit of $10.7 million. The weighted average interest rate for the year ended January 31, 2004 on these borrowings was 5.0 percent.

     All of the Company’s pre-petition debt is now in default due to the Chapter 11 filing. Accordingly, the accompanying Consolidated Balance Sheet as of January 31, 2004 reflects the classification of the Company’s pre-petition debt as current.

     Included in the foregoing amounts are significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against Gadzooks may not be enforced. Therefore, the commitments shown above may not reflect actual cash outlays in the future period.

     On February 3, 2004, the Company and Wells Fargo entered into a one-year $30 million debtor-in-possession loan and security agreement (the “DIP Facility”), which is secured by a super-priority administrative expense claim and a super-priority lien, on all assets of the Company. As a pre-condition to obtaining the DIP financing, the Company paid in full its existing credit facility of $11.3 million subsequent to the bankruptcy filing. Under the order entered by the court granting the DIP financing, Well Fargo’s claim was converted over time from a pre-petition to a post-petition debt. The Company’s borrowings under the agreement are limited to the lesser of 68% of eligible inventory (as defined by the DIP Facility) or 85% of the appraised inventory liquidation value of eligible inventory plus 85% of eligible credit card accounts receivable less certain financial reserves specified by Wells Fargo. The DIP Facility also provides for the issuance of letters of credit that are generally used in connection with merchandise purchases and securing obligations of the Company. Outstanding letters of credit issued by the bank reduce amounts otherwise available for borrowing under the revolving line of credit. The DIP Facility subjects the Company to certain weekly and monthly financial covenants. Covenants on sales and disbursements are tested weekly on a cumulative basis. Inventory and gross margin percentage covenants are tested monthly (non-cumulative), and covenants on earnings before interest, taxes, depreciation and amortization are tested monthly on a cumulative basis. Amounts borrowed under the revolving line will bear interest at 1.00% above Wells Fargo’s prime rate, and amounts outstanding under letters of credit will bear interest at 2.00%. The DIP Facility also contains an unused line fee of 0.375%. The DIP Facility was amended (the “First DIP Amendment”) on February 25, 2004 to allow the Company to include 75% of federal income tax refunds receivable in the borrowing base in certain situations and to modify the inventory advance rate. Pursuant to the First DIP Amendment, the inventory component of the borrowing base calculation is now calculated as the lesser of 75% of eligible inventory or 85% of the appraised inventory liquidation value of eligible inventory.

8.	Commitments and Contingencies

     Operating Leases. The Company leases store, office, and warehouse space under non-cancelable leases with terms that generally range from five to ten years. Most of the store leases provide for additional rentals based on a percentage of store sales and specify rental increases over the term of the lease. Total rent expense under these operating leases was $29,381,112, $30,976,603 and $28,029,808, for fiscal years 2003, 2002 and 2001, respectively. Included in these total rent figures are $73,000, $567,000 and $735,000 of contingent rent for fiscal years 2003, 2002 and 2001, respectively. Accrued rent of $3,884,290 as of January 31, 2004 and $4,124,012 as of February 1, 2003 has been provided to account for rent expenses on a straight-line basis. Future minimum lease payments under non-cancelable operating leases as of January 31, 2004 are as follows:

Fiscal year
2004	27,011,760
2005	25,416,269
2006	22,825,589
2007	18,766,592
2008	15,141,822
Thereafter	30,480,361

Total minimum lease payment	$139,642,393

     Under the Bankruptcy Code we may assume or reject executory contracts, including lease obligations. Therefore, the commitments shown above may not reflect actual cash outlays in the future periods. See Note 1, Subsequent Event - Voluntary Bankruptcy Filing.

     Employee Retention and Incentive Plan. The Company has received approval from the U.S. Bankruptcy Court for an employee retention and incentive plan. The plan is comprised of three primary components including a retention bonus, a performance incentive and a severance program. Under the terms of the plan, the retention bonus component would be due to eligible employees on the sooner of the effective date of confirmation by the Court of a plan of reorganization or plan of liquidation, sixty days after the Company or the employee’s business unit is sold or the date of the employee’s termination without cause by the Company. The maximum payout for the retention bonus component is an aggregate of $1.1 million. The performance incentive component is payable to eligible employees if the Company meets or exceeds certain financial milestones from the Company’s fiscal 2004 business plan for the following three periods, each to be evaluated independently: February through April, May through August and September through January. The target incentive payments will be made for each period that the Company’s actual performance in that period at least exceeds the operating benchmark by the amount to be paid. The total target incentive payout for fiscal 2004, if earned by all eligible employees for all periods, would approximate $0.6 million. The plan also provides for potential additional end-of-year incentive payments if the Company exceeds its annual financial goals by specified amounts. The plan also includes a severance component payable in the event of an eligible employee’s termination without cause on or before the effective date of confirmation by the Court of a plan of reorganization or plan of liquidation or sixty days after the Company or the employee’s business unit is sold. The plan provides that any employee eligible for a severance payment is also eligible for a retention payment. The severance payout portion of the plan will terminate upon the effective date of a plan of reorganization or liquidation. The maximum payout for severance is an aggregate of $1.2 million.

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

9.	Income Taxes

     The provision (benefit) for federal and state income taxes consists of the following:

	Fiscal
	2003	2002	2001
Current tax provision/(benefit)	$(5,626,781)	$2,404,837	$4,954,264
Deferred tax provision/(benefit)	6,771,033	(3,080,593)	(1,220,830)

	$1,144,252	$(675,756)	$3,733,434

     The following table reconciles the provision for income taxes to the amount computed by applying the U.S. statutory federal tax rate of 34% to pre-tax income (loss):

	Fiscal
	2003	2002	2001
Tax provision (benefit) at the federal corporate rate	$(20,683,264)	$(657,328)	$3,312,323
State income taxes, net of related federal benefit	(2,924,924)	(52,021)	433,458
Increase (decrease) in valuation allowance	24,980,951	—	—
Tax exempt interest	—	(3,011)	(38,134)
Other, net	(228,511)	36,604	25,787

Provision (benefit) for income taxes	$1,144,252	$(675,756)	$3,733,434

     Deferred tax assets (liabilities) are comprised of the following:

	January 31,	February 1,
	2004	2003
Deferred tax assets:
Accruals not currently deductible	$8,729,648	$5,556,801
Depreciation	1,007,693	1,214,232
Other	59,326	—
Net operating loss carry forward and alternative minimum tax credit	15,184,284	—

Total deferred tax assets	24,980,951	6,771,033
Deferred tax liabilities:	—	—
Valuation allowance	(24,980,951)	—

Total	—	6,771,033
Current deferred tax assets/(liabilities)	2,859,731	1,886,249
Valuation allowance	(2,859,731)	—
Noncurrent deferred tax assets/(liabilities)	22,121,220	4,884,784
Valuation allowance	(22,121,220)	—

	$—	$6,771,033

     At January 31, 2004, the Company had tax receivables totaling $5.3 million representing the amount of the current year estimated operating loss that can be carried back to prior years’ taxable income. At January 31, 2004, the Company had net operating loss (“NOL”) carry forwards totaling approximately $34,751,000 that may be used to offset future taxable income through fiscal 2023 subject to certain limitations, if applicable. Realization of benefits associated with the Company’s deferred tax assets (including the NOL carry forward) is dependent upon generating sufficient future taxable income and utilization of the NOL’s prior to their expiration being careful to take into consideration any limitations that are applicable. As a result of significant operating losses and continuing same store sales declines since the conversion to an all-female concept, management has reviewed its deferred tax assets for ultimate realization and believes that it is more likely than not that some portion, if not all, of the deferred tax assets will not be realized, and that the NOL (or a portion thereof) may expire unused. Accordingly, during fiscal 2003 the Company established a valuation allowance against the NOL and the other deferred tax assets.

     The early disposition of certain qualified stock options and the exercise of certain nonqualified stock options in fiscal 2002 and 2001 resulted in income tax benefits to the Company of $82,954 and $280,912 respectively, which was credited to additional paid-in capital. There were no exercises of stock options in fiscal 2003. The income tax benefit is the tax effect of the difference between the market price on the date of exercise and the option price.

10.	Employee Benefit Plans

     Effective January 1, 1995, the Company established the Gadzooks, Inc. Employees’ Savings Plan (the “401(k) Plan”). The 401(k) Plan is open to substantially all employees who have been employed at least one year and who work at least 1,000 hours per year. Under the 401(k) Plan, a participant may contribute up to 15% of pre-tax earnings, with the Company matching 50% of the employee’s contribution up to 5% of earnings. Employee and Company contributions are paid to a corporate trustee and invested in various mutual funds or the Company’s common stock at the discretion of the participant. Company contributions made to participants’ accounts become 100% vested on the fifth anniversary of the employee’s employment. For the years ended January 31, 2004, February 1, 2003 and February 2, 2002, the Company contributed $210,998, $204,555 and $213,362, respectively, in matching contributions to the 401(k) Plan. During fiscal 2002, 1,883 shares of the Company’s treasury stock were sold to the 401(k) plan at the closing price for the respective pay period. There were no shares of the Company’s treasury stock sold to the 401(k) plan in fiscal 2003.

     On June 18, 1998, the shareholders approved the Gadzooks, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees the right to purchase common stock on a monthly basis at 85% of the closing market price of the shares on the last business day of the respective calendar month. The aggregate number of shares that may be offered under the ESPP was increased from 60,000 to 110,000 in fiscal 2000. During fiscal 2003, 2002 and 2001, 43,066, 22,267, and 13,482 shares, respectively, of the Company’s common stock were sold to employees pursuant to the plan. The Company may purchase shares of common stock from time to time on the open market to provide shares for sale pursuant to the ESPP. All contributions to the ESPP were suspended effective January 1, 2004.

11.	Stock Option Plans

     The Company has three incentive and nonstatutory stock option plans. The “Employee Plan” for employees and consultants was adopted in February 1992; the “Key Employee Plan” for key employees was adopted in September 1994; and the “Nonemployee Director Plan” for the Company’s outside directors was adopted in August 1995. Under these plans, options are granted to purchase common stock at a price no less than fair market value at the grant date. For options granted prior to the initial public offering, the Board of Directors considered various factors in determining fair market value including, among other things, the rights and preferences of holders of other securities issued by the Company, the financial position and results of operations of the Company, and the liquidity of the Company’s common stock. Subsequent to the initial public offering, all shares have been granted at the closing price of the Company’s common stock traded on The Nasdaq Stock Market on the date of grant. Options have vesting periods of generally two to five years from date of grant and may be exercised at any time once they become vested, but not more than 10 years from the date of grant.

     During fiscal 2000, the Employee Plan was amended to adjust the maximum aggregate number of shares that may be optioned and sold under the plan to 2,100,000 shares. During fiscal 2003, the Nonemployee Director Plan was amended to adjust the maximum aggregate number of shares that may be optioned and sold from 100,000 to 200,000 shares. The maximum aggregate number of shares that may be optioned and sold under the Key Employee Plan is 272,651 shares.

     The following table includes option information for the Employee Plan, Key Employee Plan and Nonemployee Director Plan:

	Fiscal 2003		Fiscal 2002		Fiscal 2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,352,101	$12.98	1,234,274	$13.21	1,117,511	$10.64
Granted	333,841	3.62	290,420	13.11	308,039	20.04
Exercised	—	—	(42,434)	10.84	(142,036)	6.41
Canceled	(135,958)	11.31	(130,159)	16.06	(49,240)	17.37
Expired	(952)	$0.32	—	—	—	—

Outstanding at end of year	1,549,032	$11.12	1,352,101	$12.98	1,234,274	$13.21

Available for grant at end of year	143,706		240,637		400,898

     The following table summarizes information about stock options outstanding at January 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Outstanding	Exercise
Exercise Prices	at 1-31-04	Life	Price	at 1-31-04	Price
$1.05 - $ 5.75	283,318	9 years	$3.03	24,853	$3.47
5.78 - 9.00	344,263	6 years	6.96	241,563	7.17
9.06 - 12.38	411,932	5 years	11.50	355,492	11.49
12.44 - 15.80	250,129	8 years	15.26	75,971	14.99
16.00 - 28.13	259,390	7 years	20.89	141,473	20.79

$1.05 - $28.13	1,549,032			839,352

     The fair value of each option grant is estimated as of the date of grant using the Black-Scholes Multiple Option pricing model with the following weighted-average assumptions used for grants:

	Fiscal
	2003	2002	2001
Expected volatility	193%	205%	207%
Risk-free interest rate	2.3%	4.0%	4.4%
Expected lives	3.7 years	4.4 years	4.4 years
Dividend yield	0%	0%	0%

     The weighted average fair value of options granted was $3.28, $12.55 and $19.22 per share for fiscal 2003, 2002 and 2001, respectively.

12.	Earnings Per Share

     The following table outlines the Company’s calculation of weighted average shares outstanding:

	Fiscal
	2003	2002	2001
Weighted average common shares outstanding (basic)	9,136,355	9,125,627	9,039,912
Effect of dilutive options	—	—	264,014

Weighted average common and dilutive potential shares outstanding (diluted)	9,136,355	9,125,627	9,303,926

     The treasury stock method is used to determine dilutive potential common shares outstanding related to stock options. Options which, based on their exercise price, would be antidilutive are not considered in the treasury stock method calculation. The options excluded from the earnings per share calculation due to their antidilutive nature totaled 1,549,032, 1,352,101 and 225,057 in fiscal 2003, 2002 and 2001, respectively. The Company had $14.0 million in convertible debt, plus unpaid accrued interest outstanding for the year ended January 31, 2004, which was convertible into 2,842,778 shares of common stock (see Note 7). These shares have been excluded from the earnings per share calculation for fiscal 2003 due to their anti-dilutive effect under the if-converted method.

13.	Retirement Agreement

     Effective August 28, 2002, the Company entered into an executive retirement agreement with Gerald R. Szczepanski, Chairman of the Board and Chief Executive Officer, pursuant to which Mr. Szczepanski or his estate shall be eligible to receive certain benefits on termination of his employment with Gadzooks as a result of either death, termination without cause (solely with respect to the benefits described in (iv) and (v)) or retirement. Upon such termination (i) Gadzooks will continue to provide Mr. Szczepanski (and his spouse, if applicable) medical, dental and life insurance coverage, (ii) Gadzooks will enter into a consulting relationship with Mr. Szczepanski for 24 months whereby Mr. Szczepanski will receive a consulting fee of $300,000 per year to facilitate an orderly transition to Mr. Szczepanski’s successor; (iii) Mr. Szczepanski will receive his pro rata bonus for the fiscal year in which he retires; (iv) all of Mr. Szczepanski’s stock options will become vested in full; and (v) all of Mr. Szczepanski’s stock options with an exercise price equal to or greater than $9.00 will be amended to include a term equal to the lesser of (a) three years from such termination or (b) the original expiration date of such stock options. In addition, Mr. Szczepanski agrees that upon termination of his employment with Gadzooks, he will not disclose any confidential information relating to Gadzooks and he will not solicit, interfere or compete with Gadzooks, its business, its clients or its customers for a period of two years.

     Pursuant to the agreement, Mr. Szczepanski is fully vested in the postretirement insurance benefits available under the executive retirement agreement. Accordingly, during the third quarter of fiscal 2002, the Company recognized $115,000 as selling, general and administrative expense, which represents the estimated present value of the future health insurance benefits payable pursuant to the contract.

14.	Shareholder Rights Plan

     On September 3, 1998, the Company declared a dividend of one Preferred Share Purchase Right (“Right”) on each outstanding share of Gadzooks, Inc. common stock. The dividend distribution was made on September 15, 1998 to shareholders of record on that date. The Shareholder Rights Plan was amended on October 7, 2003 and again on October 23, 2003 to amend the definition of “Acquiring Person” in connection with the sale of the convertible subordinated notes in October 2003. The Rights become exercisable if a person or group acquires 20 percent or more of the Company’s common stock or announces its intent to do so. Each Right will entitle shareholders to buy one one-thousandth of a new series of junior participating preferred stock at an exercise price of $110. When the Rights become exercisable, the holder of each Right (other than the acquiring person or members of such group) is entitled (1) to purchase, at the Right’s then current exercise price, a number of the acquiring company’s common shares having a market value of twice such price; (2) to purchase, at the Right’s then current exercise price, a number of the Company’s common shares having a market value of twice such price; or (3) at the option of the Company, to exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of common stock (or one-thousandth of a share of the new series of junior participating preferred stock) per Right. The Rights may be redeemed for one cent each by the Company at any time prior to acquisition by a person (or group) of beneficial ownership of 20 percent or more of the Company’s common stock. The Rights will expire on September 15, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Gadzooks’ management, with the participation of its Chairman of the Board and Chief Executive Officer (its principal executive officer) and its Chief Financial Officer (our principal financial officer) has concluded, based on their evaluation as of the end of the period covered by this report, that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Gadzooks and its reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Gadzooks in such reports is accumulated and communicated to its management, including its principal executive officer and financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls during the fourth quarter of 2003 that have materially affected or are reasonably likely to materially affect its internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to Item 10 is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to Item 11 is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information with respect to Item 12 is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to Item 13 is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information with respect to Item 14 is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	The financial statements of the Company filed as part of this report on Form 10-K are listed in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K, on page 24.

	2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	3.	Exhibits included or incorporated herein:

See Index to Exhibits.

(b)		Reports on Form 8-K:

On November 18, 2003, Gadzooks, Inc., a Texas corporation, issued a press release announcing its financial and operating results for the third quarter ended November 1, 2003.

On February 3, 2004, Gadzooks, Inc. issued a press release announcing that it had filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GADZOOKS, INC.

Date: May 14, 2004	By	/s/ Gerald R. Szczepanski
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

Signature	Title	Date
/s/ Gerald R. Szczepanski Gerald R. Szczepanski	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 14, 2004
/s/ James A. Motley James A. Motley	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 14, 2004
/s/ William C. Bousquette William C. Bousquette	Director	May 14, 2004
/s/ Carolyn Greer Gigli Carolyn Greer Gigli	Director, President and Chief Merchandising Officer	May 14, 2004
/s/ G. Michael Machens G. Michael Machens	Director	May 14, 2004
/s/ Robert E.M. Nourse Robert E.M. Nourse	Director	May 14, 2004
/s/ Ron G. Stegall Ron G. Stegall	Director	May 14, 2004
/s/ Lawrence H. Titus, Jr. Lawrence H. Titus, Jr.	Director	May 14, 2004

INDEX TO EXHIBITS

Exhibit
No.		Description of Documents
3.1	—	Third Restated Articles of Incorporation of the Company (filed as Exhibit 4.1 to the Company’s Form S-8 (No. 33-98038) filed with the Commission on October 12, 1995 and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of the Company (filed as Exhibit 4.2 to the Company’s Form S-8 (No. 33-98038) filed with the Commission on October 12, 1995 and incorporated herein by reference).

3.3	—	First Amendment to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission on September 16, 1997 and incorporated herein by reference).

4.1	—	Specimen Certificate for shares of Common Stock, $.01 par value, of the Company (filed as Exhibit 4.1 to the Company’s Amendment No. 2 to Form S-1 (No. 33-95090) filed with the Commission on September 8, 1995 and incorporated herein by reference).

4.2	—	Rights Agreement dated as of September 3, 1998 between the Company and Mellon Investor Services, L.L.C. (filed as Exhibit 1 to the Company’s Form 8-A filed with the Commission on September 4, 1998 and incorporated herein by reference).

4.3	—	First Amendment to Rights Agreement dated as of October 7, 2003 between the Company and Mellon Investor Services, L.L.C. (filed as Exhibit 2 to the Company’s Form 8-A/A filed with the Commission on October 17, 2003 and incorporated herein by reference).

4.4	—	Second Amendment to the Rights Agreement dated as of October 23, 2003 between the Company and Mellon Investor Services, L.L.C. (filed as Exhibit 3 to the Company’s Form 8-A/A filed with the Commission on October 31, 2003 and incorporated herein by reference).

4.5	—	Form of 5% Convertible Subordinated Note due October 9, 2008 (filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on October 14, 2003 and incorporated herein by reference).

4.6	—	Form of Note Purchase Agreement dated on or about October 7, 2003 by and between certain investors and the Company (filed as Exhibit 99.2 to the Company’s Form 8-K filed with the Commission on October 14, 2003 and incorporated herein by reference).

10.1	—	Purchase Agreement dated as of January 31, 1992 among the Company, Gerald R. Szczepanski, Lawrence H. Titus, Jr. and the Investors listed therein (filed as Exhibit 10.1 to the Company’s Form S-1 (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

10.2	—	Purchase Agreement dated as of May 26, 1994 among the Company, Gerald R. Szczepanski, Lawrence H. Titus, Jr. and the Investors listed therein (filed as Exhibit 10.2 to the Company’s Form S-1 (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

10.3	—	Form of Indemnification Agreement with a schedule of director signatories (filed as Exhibit 10.5 to the Company’s Form S-1 (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

10.4	—	Employment Agreement dated January 31, 1992 between the Company and Gerald R. Szczepanski, as continued by letter agreement (filed as Exhibit 10.6 to the Company’s Form S-1 (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

10.5	—	1992 Incentive and Nonstatutory Stock Option Plan dated February 26, 1992, and Amendments No. 1 through 3 thereto (filed as Exhibit 10.8 to the Company’s Form S-1 (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

10.6	—	1994 Incentive and Nonstatutory Stock Option Plan for Key Employees dated September 30, 1994 (filed as Exhibit 10.9 to the Company’s Form S-1 (No. 33-95090) filed with the Commission on July 28, 1995 and incorporated herein by reference).

10.7	—	1995 Non-Employee Director Stock Option Plan (filed as Exhibit 10.10 to the Company’s Form S-1 (No. 333-00196) filed with the Commission on January 9, 1996 and incorporated herein by reference).

10.8	—	Gadzooks, Inc. Employees’ Savings Plan, as amended and revised (filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-68205) filed with the Commission on December 1, 1998 and incorporated herein by reference).

10.9	—	Severance Protection Agreement dated September 1, 1998 between the Company and Gerald R. Szczepanski (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 15, 1998 and incorporated herein by reference).

10.10	—	Amendment No. 4 to the Gadzooks, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.14 to the Company’s Amendment No. 3 to Form S-1 (No. 33-95090) filed with the Commission on September 27, 1995 and incorporated herein by reference).

10.11	—	Amendment No. 5 to the Gadzooks, Inc. 1992 Incentive and Nonstatutory Stock Option Plan dated September 12, 1996 (filed as Exhibit 10.13 to the Company’s 1996 Annual Report on Form 10-K filed with the Commission on April 23, 1997 and incorporated herein by reference).

10.12	—	Amendment No. 1 to the 1994 Incentive and Nonstatutory Stock Option Plan for Key Employees dated September 12, 1996 (filed as Exhibit 10.14 to the Company’s 1996 Annual Report on Form 10-K filed with the Commission on April 23, 1997 and incorporated herein by reference).

10.13	—	Gadzooks, Inc. Employee Stock Purchase Plan (filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-50639) filed with the Commission on April 21, 1998 and incorporated herein by reference).

10.14	—	Lease Agreement between Gadzooks, Inc. (Lessee) and CB Midway International, LTD. (Lessor) dated August 23, 1996 (filed as Exhibit 10.17 to the Company’s 1997 Annual Report on Form 10-K filed with the Commission on April 27, 1998 and incorporated herein by reference).

10.15	—	Gadzooks, Inc. 401(k) Plan and Profit Sharing Plan Adoption Agreement (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 9, 1998, and incorporated herein by reference).

10.16	—	Amendment No. 6 to the Gadzooks, Inc. 1992 Incentive and Non-Statutory Stock Option Plan dated June 18, 1998 (filed as Exhibit 4.8 to the Company’s Form S-8 (No. 333-60869) filed with the Commission on August 7, 1998 and incorporated herein by reference).

10.17	—	Amendment No. 1 to the Gadzooks, Inc. 1995 Non-Employee Director Stock Option Plan dated June 18, 1998 (filed as Exhibit 4.10 to the Company’s Form S-8 (No. 333-60869) filed with the Commission on August 7, 1998 and incorporated herein by reference).

10.18	—	Amendment No. 7 to the Gadzooks, Inc. 1992 Incentive and Nonstatutory Stock Option Plan dated as of March 30, 2000 (filed as Exhibit 4.9 to the Company’s Form S-8 (No. 333-48350) filed with the Commission on October 20, 2000 and incorporated herein by reference).

10.19	—	Amendment No. 8 to the Gadzooks, Inc. 1992 Incentive and Nonstatutory Stock Option Plan dated as of March 30, 2000 (filed as Exhibit 4.10 to the Company’s Form S-8 (No. 333-48350) filed with the Commission on October 20, 2000 and incorporated herein by reference).

10.20	—	Amendment No. 1 to the Gadzooks, Inc. Employee Stock Purchase Plan dated as of March 30, 2000 (filed as Exhibit 4.10 to the Company’s Form S-8 (No. 333-48350) filed with the Commission on October 20, 2000 and incorporated herein by reference).

10.21	—	Executive Retirement Agreement between Gadzooks Management, L.P. and Gerald R. Szczepanski dated July 31, 2001 (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 18, 2001 and incorporated herein by reference).

10.22	—	First Amendment to the Severance Protection Agreement between Gadzooks Management, L.P. and Gerald R. Szczepanski dated June 1, 2001 (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 18, 2001 and incorporated herein by reference).

10.23	—	Severance Protection Agreement between Gadzooks Management, L.P. and Paula Y. Masters dated July 1, 2001 (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 18, 2001 and incorporated herein by reference).

10.24	—	Severance Protection Agreement between Gadzooks Management, L.P. and William S. Kotch, III dated July 1, 2001 (filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 18, 2001 and incorporated herein by reference).

10.25	—	First Amended and Restated Credit Agreement between the Company and Wells Fargo Bank (Texas), National Association dated June 1, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 14, 2002 and incorporated herein by reference).

10.26	—	Amendment No. 1 to the Executive Retirement Agreement between Gadzooks Management, L.P. and Gerald R. Szczepanski dated August 28, 2002 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 10, 2002 and incorporated herein by reference).

10.27	—	Amendment No. 1 to the First Amended and Restated Credit Agreement and Waiver of Defaults between the Company and Wells Fargo Bank (Texas) National Association dated November 11, 2002 (filed as Exhibit 10.3 to the Company’s Quarterly Report on form 10-Q filed with the Commission on December 13, 2002 and incorporated herein by reference).

10.28	—	Continuing Security Agreement — Rights to Payment and Inventory between the Company and Wells Fargo Bank (Texas) National Association dated as of November 8, 2002, (filed as Exhibit 10.4 to the Company’s Quarterly Report on form 10-Q filed with the Commission on December 13, 2002 and incorporated herein by reference).

10.29	—	Security Agreement — Equipment Inventory between the Company and Wells Fargo Bank (Texas) National Association dated as of November 8, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on form 10-Q filed with the Commission on December 13, 2002 and incorporated herein by reference).

10.30	—	Committed, Senior, Secured Revolving Line of Credit Agreement between the Company and Wells Fargo Retail Finance, LLC dated as of April 11, 2003 (filed as Exhibit 10.38 to the Company’s Quarterly Report on form 10Q filed with the Commission on December 15, 2003 and incorporated herein by reference).

10.31	—	Trademark and Trademark Applications Security Agreement between the Company and Wells Fargo Retail Finance, LLC dated as of April 11, 2003 (filed as Exhibit 10.39 to the Company’s Quarterly Report on form 10Q filed with the Commission on December 15, 2003 and incorporated herein by reference).

10.32	—	Second Amendment to Loan and Security Agreement dated October 9, 2003 by and between the Company and Wells Fargo Retail Finance, LLC (filed as Exhibit 99.3 to the Company’s Form 8-K filed with the Commission on October 14, 2003 and incorporated herein by reference).

10.33*	—	Debtor-In-Possession Loan and Security Agreement dated February 3, 2004 between the Company and Wells Fargo Retail Finance, LLC.

10.34*	—	Debtor-In-Possession Revolving Credit Note dated February 4, 2004 between the Company and Wells Fargo Retail Finance, LLC.

10.35*	—	First Amendment to Loan and Security Agreement dated February 25, 2004 between the Company and Wells Fargo Retail Finance, LLC.

10.36*	—	Employee Retention and Incentive Plan.

10.37*	—	Employment Letter between the Company and Carolyn Greer dated April 29, 2004.

21	—	List of Subsidiaries (filed as Exhibit 21 to the Company’s 2000 Annual Report on Form 10-K filed with the Commission on April 30, 2001 and incorporated herein by reference).

23*	—	Consent of PricewaterhouseCoopers LLP.

24*	—	Power of Attorney (included on signature page of this report).

31.1*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer.

31.2*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer.

32.1*	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

32.2*	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

*	Filed herewith (unless otherwise indicated, exhibits are previously filed).